Form 10-Q
period 1996-06-30
DATA DOCUMENTS INC
filed 1996-08-08
CIK 26994

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q


(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________

Commission file number:  33-82700-01

                          DATA DOCUMENTS INCORPORATED
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                                      47-0714942
        (State or other jurisdiction of                                       (I.R.S. Employer
        incorporation or organization)                                       Identification No.)

                    4205 SOUTH 96TH STREET, OMAHA, NEBRASKA
                    (Address of principal executive offices)

                                     68127
                                   (Zip Code)

                                 (402) 339-0900
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X     NO
      ----        ----

    The number of shares outstanding of the Registrant's Common Stock, as of June 30, 1996 was 9,173,771 (excluding 269,607 treasury shares).

                          DATA DOCUMENTS INCORPORATED
                                     INDEX


                         PART I.  FINANCIAL INFORMATION



                                                                                            Page Number
                                                                                            -----------

ITEM 1:     FINANCIAL STATEMENTS:

            CONSOLIDATED BALANCE SHEETS -
              At June 30, 1996 and December 31, 1995                                             3

            CONSOLIDATED STATEMENTS OF OPERATIONS -
              For the Three and Six Months Ended June 30, 1996 and 1995                          4

            CONSOLIDATED STATEMENTS OF CASH FLOWS -
              For the Six Months Ended June 30, 1996 and 1995                                    5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                         6 - 9

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                    10 -13



                                           PART II.  OTHER INFORMATION
                                           ---------------------------


ITEM 3:     CHANGES IN SECURITIES                                                                14

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                  14

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K                                                   14-15

SIGNATURES                                                                                       16

PART I - FINANCIAL INFORMATION
ITEM I. - FINANCIAL STATEMENTS

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND DECEMBER 31, 1995
(COLUMNAR AMOUNTS IN THOUSANDS)

- ---------------------------------------------------------------------------------------------------------------------
                                                                                    JUNE 30,             DECEMBER 31,
                                                                                      1996                   1995
                                                                                   (UNAUDITED)
 ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                                                         $ 7,509                $ 2,024
   Accounts receivable, net of allowance of $254,000 and $458,000                     30,995                 31,569
   Inventories (Note B)                                                               35,098                 36,048
   Other current assets                                                                1,334                  1,788
                                                                                     --------               -------
            Total Current Assets                                                      74,936                 71,429


 PROPERTY, PLANT AND EQUIPMENT                                                        36,308                 37,502
 GOODWILL, net of accumulated amortization of $2,481,000 and $2,273,000               10,041                 10,248
 DEFERRED FINANCING COSTS AND OTHER ASSETS                                             5,838                  6,546
                                                                                    --------               --------
                                                                                    $127,123               $125,725
                                                                                    ========               ========
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                         $ 16,851                 19,326
   Accrued compensation                                                                3,001                  3,579
   Accrued interest payable                                                            3,964                  3,877
   Current maturities of long-term obligations                                         1,184                  1,169
   Current and deferred income taxes                                                     584                    462
                                                                                    --------               --------
              Total Current Liabilities                                               25,584                 28,413

 POST-RETIREMENT BENEFITS                                                              1,843                  1,805
 LONG-TERM OBLIGATIONS                                                                64,689                 65,212
 DEFERRED INCOME TAXES                                                                 2,610                  2,871

 COMMITMENTS AND CONTINGENCIES (Note D)

 COMMON STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued              -                      -
   Common stock, $0.001 par value; 15,000,000 shares authorized; 9,443,378 and
     8,873,016 shares issued; 9,173,771 and 8,603,409 shares outstanding                   9                      9
   Additional paid-in capital                                                         32,035                 32,162
   Retained earnings (deficit)                                                           611                 (4,489)
   Stockholder notes receivable                                                         (258)                  (258)
   Treasury stock, 269,607 shares acquired at no cost                                      -                      -
                                                                                    --------               --------
           Total Common Stockholders' Equity                                          32,397                 27,424
                                                                                    --------               --------
                                                                                    $127,123               $125,725
                                                                                    ========               ========

                 See notes to consolidated financial statements.

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(COLUMNAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

- -------------------------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                         ---------------------------       ------------------------
                                                           1996              1995             1996           1995
                                                                (UNAUDITED)                       (UNAUDITED)

NET SALES                                                $  56,638         $  58,224       $ 124,678      $ 114,230

COST OF GOODS SOLD                                          43,521            44,885          92,242         87,625
                                                         ---------         ---------       ---------      ---------

           Gross Profit                                     16,117            13,339          32,436         26,605

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 9,303             8,381          18,802         17,220

STOCK COMPENSATION CHARGE (Note E)                               -               156               -            156
                                                         ---------         ---------       ---------      ---------

  Operating Income                                           6,814             4,802          13,634          9,229

DEBT EXPENSE, including amortization of
  $207,000, $364,000, $415,000 and $729,000                  2,440             3,437           4,960          6,906
                                                         ---------         ---------       ---------      ---------

INCOME BEFORE INCOME TAXES                                   4,374             1,365           8,674          2,323

INCOME TAX EXPENSE                                           1,775               572           3,520            993
                                                         ---------         ---------       ---------      ---------
INCOME BEFORE EXTRAORDINARY ITEM                             2,599               793           5,154          1,330

EXTRAORDINARY ITEM, net of tax (Note F)                        (54)                -             (54)             -
                                                         ---------         ---------       ---------      ---------

NET INCOME AVAILABLE FOR
  COMMON STOCK                                           $   2,545         $     793       $   5,100      $   1,330
                                                         =========         =========       =========      =========

EARNINGS PER COMMON SHARE:
  Primary:
    Income before extraordinary item, as adjusted        $    0.26         $    0.13       $    0.52      $    0.22
    Extraordinary item                                       (0.01)                -           (0.01)             -
                                                         =========         =========       =========      =========
      Net Income                                         $    0.25         $    0.13       $    0.51      $    0.22
                                                         =========         =========       =========      =========

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING:
    Primary                                              9,960,398         6,483,864       9,932,331      6,483,864
                                                         =========         =========       =========      =========

See notes to consolidated financial statements.

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(COLUMNAR AMOUNTS IN THOUSANDS)

- ------------------------------------------------------------------------------------------------------------------
                                                                                         SIX MONTHS ENDED
                                                                                           JUNE 30, 1996
                                                                                ----------------------------------
                                                                                     1996                 1995
                                                                                  (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $ 5,100               $ 1,330
  Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation                                                                   2,172                 3,646
      Amortization of intangibles                                                      715                   958
      Stock compensation charge                                                          -                   156
      Extraordinary item                                                                37                     -
      Provision for deferred income taxes                                             (265)                 (875)
      (Gain) on sale of property, plant and equipment                                  (58)                   (4)
      Changes in operating assets and liabilities:
        Accounts receivable                                                            574                (1,307)
        Inventories                                                                    950                (4,817)
        Other current assets                                                           (59)                  521
        Accounts payable and accrued liabilities                                      (429)               (2,709)
        Accrued interest                                                                87                 4,231
        Current taxes on income and other                                              639                   824
        Other assets                                                                   276                  (205)
                                                                                   -------               -------
           Net cash flows from operating activities                                  9,739                 1,749
                                                                                   -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                              (1,031)               (1,009)
  Proceeds from the sale of property, plant and equipment                              111                    14
                                                                                   -------               -------
           Net cash flows from investing activities                                   (920)                 (995)
                                                                                   -------               -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of debt                                                                     (621)                  (52)
  Change in liability for outstanding checks                                        (2,586)                  (51)
  Payments for stock registration costs                                               (127)                    -
  Proceeds from sale of stock                                                            -                    49
                                                                                   -------               -------
          Net cash flows from financing activities                                  (3,334)                  (54)
                                                                                   -------               -------

NET INCREASE IN CASH                                                                 5,485                   700

CASH AND CASH EQUIVALENTS, Beginning of period                                       2,024                 4,353
                                                                                   -------               -------

CASH AND CASH EQUIVALENTS, End of period                                           $ 7,509               $ 5,053
                                                                                   =======               =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                       $ 4,553               $ 2,003
                                                                                   =======               =======

    Income taxes                                                                   $ 3,065               $ 1,061
                                                                                   =======               =======

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of 32,636 shares of common stock for shareholder notes
     receivable                                                                    $     -               $    32
                                                                                   =======               =======

                 See notes to consolidated financial statements.

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996 AND 1995
(UNAUDITED)
- -------------------------------------------------------------------------------


A.     MANAGEMENT STATEMENTS

       The consolidated financial statements of Data Documents Incorporated (the "Company") include the accounts of its wholly-owned subsidiaries:
       Data Documents, Inc. (DDI), PBF Washington, Inc. (PBF) and Cal Emblem Labels, Inc. (Cal Emblem). The summarized financial information of DDI (see Note E) include the accounts of its wholly-owned subsidiaries: PBF and Cal Emblem. All significant intercompany transactions and accounts have been eliminated during consolidation.

       The consolidated financial statements of the Company contained herein should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

       The consolidated financial statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

       Certain reclassifications have been made to the 1995 financial statements to conform to those classifications used in 1996.

B.     INVENTORIES

       Inventories consisted of (in thousands):

                                                                                    JUNE 30,              DECEMBER 31,
                                                                                      1996                    1995
                                                                                   (UNAUDITED)
                         Finished goods                                              $26,406                $26,888
                         Work in process                                               1,155                  1,287
                         Raw materials                                                 6,495                  6,860
                         Supplies and spare parts                                      1,042                  1,013
                                                                                     -------                -------
                                                                                     $35,098                $36,048
                                                                                     =======                =======

       Substantially all inventories were valued using the LIFO method. If the FIFO method of inventory accounting had been used, inventories would have been lower than reported by $1,854,000 and $712,000 at June 30, 1996 and December 31, 1995, respectively. On a FIFO basis, operating income would have been higher (lower) by $16,000 and $764,000, respectively, for the three months ended June 30, 1996 and June 30, 1995, and ($1,142,000) and $2,005,000 for the six months ended June 30, 1996 and June 30, 1995. The FIFO cost of inventories approximates replacement cost.

C.     COMMITMENTS AND CONTINGENCIES

       The Company is subject to lawsuits and claims which arise out of the normal course of its business. Management believes that the disposition of such claims will not have a material adverse effect on the Company. The Company's income tax returns are currently under IRS examination. The Company does not expect the results from this examination will have a material adverse effect on its consolidated financial statements.

D.     COMMON STOCK

       During the second quarter of 1996, 50,483 warrants were exercised and converted to 570,362 shares of common stock.

E.     ACQUISITION

       The following unaudited pro forma financial information shows the results of operations of the Company as though the acquisition of Cal Emblem occurred as of January 1, 1995. These results include depreciation on fair value write-up of property and equipment over estimated lives of 3-7 years, amortization of the excess of purchase price over net assets acquired over a 30-year life, a decrease in amortization of Cal Emblem intangibles written off in purchase accounting and an increase in interest expense as a result of borrowing funds to pay for the purchase as of January 1, 1995.


                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30,                          JUNE 30,
                                                         -----------------------         ------------------------
            (In thousands, except per share data)          1996           1995              1996          1995
         Net Sales                                       $59,638         $63,405         $124,678        $125,069

         Net Income from Continuing Operations             2,599             785            5,154           1,378

         Net Income Available for Common Stock             2,545             785            5,100           1,378

         Earnings Per Share:
           Primary                                       $  0.25         $  0.13         $   0.51        $   0.23


F.     EXTRAORDINARY ITEM

       In June 1996, the Company incurred an extraordinary charge of $54,000, net of income tax benefit of $34,000, for the write-off of unamortized deferred financing costs, unamortized original issue discount, and certain premium on reacquisition associated with the repurchase of $500,000 of Senior Notes.

G.     SUMMARIZED FINANCIAL INFORMATION

       Following is the summarized financial information of DDI and its subsidiaries (in thousands):

                                                          JUNE 30,        DECEMBER 31,
                                                            1996             1995
                                                         (UNAUDITED)

       Current assets                                       $74,936          $71,429
       Noncurrent assets                                    $52,187          $54,296
       Current liabilities                                  $25,584          $28,413
       Noncurrent liabilities                               $69,142          $69,888

                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                     JUNE 30,                            JUNE 30,
                              ----------------------            ------------------------
                                1996           1995               1996            1995
                                     (UNAUDITED)                        (UNAUDITED)

       Net sales              $59,638        $58,224            $124,678        $114,230
       Gross profit           $16,117        $13,339            $ 32,436        $ 26,605
       Net income             $ 2,545        $   793            $  5,100        $  1,330


         Following is the summarized financial information of PBF and Cal Emblem (wholly owned subsidiaries of DDI), which are guarantors of the Senior Notes. The information presented for Cal Emblem is from the date of acquisition:

                                                           JUNE 30,      DECEMBER 31,
                                                             1996           1995
                                                          (UNAUDITED)

       Current assets                                        $6,824         $ 7,948
       Noncurrent assets                                     $9,737         $10,581
       Current liabilities                                   $8,814         $11,301
       Noncurrent liabilities                                $1,130         $ 1,140


                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                     JUNE 30,                           JUNE 30,
                              ----------------------            ------------------------
                                1996           1995               1996            1995

                                   (UNAUDITED)                         (UNAUDITED)
       Net sales              $ 5,531        $ 2,324            $ 11,145        $  4,983
       Gross profit           $ 1,488        $   511            $  3,248        $  1,244
       Net income             $   126        $    14            $    387        $    132


       The separate financial statements of DDI are not presented in this report because there is no significant difference between the financial statements of the Company and DDI and, therefore, management concluded that the inclusion of DDI's separate financial statements would not be material to holders of the Senior Notes. The separate financial statements of PBF and Cal Emblem guarantors of the Senior Notes, are not presented because management believes that they would not be material to holders of the Senior Notes.


H.     RECENTLY ISSUED ACCOUNTING STANDARDS

       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123., Accounting for Stock-Based Compensation, which became effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its Annual Report on Form 10-K.

ITEM 2.
                    MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion, which is based on the consolidated financial statements of the Company, should be read in conjunction with the consolidated financial statements appearing elsewhere is this report.

When used in the following discussion, the words "believes," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, fluctuations in paper prices, cyclical downturns in the economy and the effect of emerging technologies such as electronic data interchange on the business forms industry as a whole. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995:

NET SALES

Net sales were $59.6 million for the quarter ended June 30, 1996, an increase of 2.4% from $58.2 million in 1995. Paper price decreases in 1996 over 1995 are estimated to have negatively impacted total sales by approximately 4.8%, most of which related to business forms and supplies. Net sales of business forms, supplies and services decreased 7.4% with decreases of 2.7% in custom forms sales and 11.8% in stock forms sales. The decreases were partially offset by $1.1 million of increased sales to Odyssey Integrated Services(SM) customers. Pressure sensitive labels sales increased 26.0% and include revenues from Cal Emblem, which was acquired in August 1995. The pressure sensitive labels market was soft throughout the second quarter of 1996, partly due to the weaknesses in the retail economy. InteliMail(R) sales increased 6.5% due to the addition of new customers.

GROSS PROFIT

Gross profit was $16.1 million for the quarter ended June 30, 1996, an increase of $2.8 million, or 20.8% from $13.3 million in 1995. Gross profits in 1996 were favorably impacted by approximately $1.1 million in reduced depreciation expense from fully depreciated assets. As a percentage of sales, gross profit was 27.0% compared with 22.9% in 1995. Gross profit margins of business forms, supplies and services increased 6.1% for the second quarter of 1996. Pressure sensitive labels gross profit margins decreased 0.8% in the second quarter of 1996 primarily as a result of sales mix. InteliMail(R) gross profit margins increased 7.9%, primarily as a result of higher operating levels from increased sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $9.3 million for the quarter ended June 30, 1996, an increase of $0.9 million over 1995. The increase in expenses resulted from inclusion of the expenses of Cal Emblem. These expenses increased as a percentage of sales to 15.6% from 14.4% in 1995, as a result the impact of lower paper prices on total sales.

DEBT EXPENSE

The decrease in debt expense of $1.0 million is primarily attributable to repayment of $24.0 million of the Senior Notes, as well as the related reduction in amortization of debt issuance costs and accretion of discount.

EXTRAORDINARY EXPENSE

In June 1996, the Company repurchased $500,000 of the Senior Notes at a price of $110. The premium along with the related unamortized debt issuance cost and issuance discount resulted in a charge of $54,000, net of income tax benefit of $34,000.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND 1995:

NET SALES

Net sales were $124.7 million for the six months ended June 30, 1996, an increase of 9.1% from $114.2 million in 1995. Paper price decreases in 1996 over 1995 are estimated to have negatively impacted total sales by approximately 0.9%, most of which related to business forms and supplies. Net sales of business forms, supplies and services increased 1.5% with increases of 2.2% in custom forms sales and 1.7% in stock forms sales. The increases include $2.6 million of increased sales to Odyssey Integrated Services(SM) customers. Pressure sensitive labels sales increased 26.1% and include revenues from Cal Emblem, which was acquired in August 1995. The pressure sensitive labels market was soft throughout the six months of 1996, partly due to the weaknesses in the retail economy. InteliMail(R) sales increased 15.2% due to the addition of new customers and growth from existing customers.

GROSS PROFIT

Gross profit was $32.4 million for the six months ended June 30, 1996, an increase of $5.8 million, or 21.8% from $26.6 million in 1995. Gross profits in 1996 were favorably impacted by approximately $1.9 million in reduced depreciation expense from fully depreciated assets. As a percentage of sales, gross profit was 26.0% compared with 23.3% in 1995. Gross profit margins of business forms, supplies and services increased 4.1% for the first six months of 1996. Pressure sensitive labels gross profit margins decreased 1.8% in the first six months of 1996 primarily as a result of sales mix. InteliMail(R) gross profit margins increased 7.8%, primarily as a result of operating levels from increased sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $18.8 million for the six months ended June 30, 1996, an increase of $1.6 million over 1995. The increase in expenses resulted from inclusion of the expenses of Cal Emblem. These expenses as a percentage of sales were 15.1% and remained unchanged from 1995 despite the impact of lower paper prices on total sales during the second quarter of 1996.

DEBT EXPENSE

The decrease in debt expense of $1.9 million is primarily attributable to repayment of $24.0 million of the Senior Notes, as well as the related reduction in amortization of debt issuance costs and accretion of discount.

EXTRAORDINARY EXPENSE

In June 1996, the Company repurchased $500,000 of the Senior Notes at a price of $110. The premium along with the related unamortized debt issuance cost and issuance discount resulted in a charge of $54,000, net of income tax benefit of $34,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies primarily upon operating cash flow and borrowings under its revolving credit facilities to finance capital expenditures, increases in working capital and debt service. At June 30, 1996, working capital was $49.4 million, an increase of $6.3 million from the working capital balance as of December 31, 1995. Operating activities generated cash of approximately $9.7 million during the six months ended June 30, 1996. Cash provided by operations during the first six months of 1996 was primarily the result of increased earnings. The Company had a net cash outflow of approximately $0.9 million from its investing activities during the six months ended June 30, 1996, for capital expenditures. The Company estimates that its capital expenditures for fiscal 1996 will be approximately $6.0 million.

In connection with the acquisition of Cal Emblem, the Company issued two five-year term promissory notes in the aggregate principle amount of $2.2 million which accrue interest at the rate of 10% per annum. Principal and interest payments will be due in approximately equal installments over five years.

The tax-exempt industrial revenue bonds in the principal amount $570,000 bear an annual interest rate of 10.125% and are due on October 1, 1996 ($400,000) and on October 1, 1997 ($170.000). Monthly sinking fund payments are required.

The Company has a revolving credit facility (the "Revolving Credit Facility") that provides for borrowing of up to $20 million. The Revolving Credit Facility is secured by the Company's accounts receivable and the proceeds thereof and, subject to the first lien of the holders of the Senior Notes, by the Company's inventory and proceeds thereof. Outstanding indebtedness under the Revolving Credit Facility is limited to 80% of eligible accounts receivable (subject to reduction by the lender under certain circumstances). The facility will expire in February 1997, subject to automatic annual renewal unless terminated by either party. The Company is obligated to pay certain termination fees in the event the facility is terminated prior to February 1997. Under the terms of the Indenture governing the Senior Notes, the Company is permitted to incur additional revolving credit indebtedness in an amount equal to 85% of its accounts receivable, and based upon accounts receivable balances at June 30, 1996, the Company was permitted to incur approximately $26.1 million of revolving credit indebtedness. As of June 30, 1996, there was no amount outstanding under the Revolving Credit Facility. The facility restricts certain liens and prohibits the payment of dividends on, and redemption of, any class of the capital stock of DDI (all of which is currently owned by the Company), PBF or Cal Emblem and certain other restricted payments, among other things.

The Company expects to satisfy its obligations under the Senior Notes, the promissory notes issued in connection with the Cal Emblem acquisition and the industrial revenue bonds, as well as future capital expenditures and working capital requirements, with cash flow from operations, and believes that this source will provide sufficient liquidity to enable it to meet its working capital requirements for at least the next 12 months.

The information in the immediately preceding paragraph is forward-looking and involves risks and uncertainties that could significantly impact the Company's expected liquidity requirements in the short and long term. While it is impossible to itemize the many factors and specific events that could affect the Company's outlook for its liquidity requirements, such factors would include fluctuations in paper prices, cyclical downturns in the economy and the effect of emerging technologies such as electronic data interchange on the business forms industry as a whole. These factors could reduce the Company's revenues and increase its expenses, resulting in a greater burden on the Company's liquidity than that which the Company has described above.

PART II.  OTHER INFORMATION

Item 3.  CHANGES IN SECURITIES

         (a) During the quarter ended June 30, 1996, an amended registration statement was filed with the SEC covering 1,280,455 shares of common stock to be issued upon exercise of the outstanding Warrants. The Warrants were issued in November 1994 in connection with the offering of 13 1/2% Senior Secured Notes. The Warrants, which are exercisable at a price of $.002 per share, became exercisable as of March 31, 1996.

         (b) During the quarter ended June 30, 1996, 570,362 shares of common stock were issued as a result of the exercise of 50,483 Warrants.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On May 9, 1996 at the Annual Meeting of Stockholders, all nominees were re-elected to the Board of Directors as follows:

                                                                      Total Votes For            Total Vote Against
                                                                        Each Director              Each Director
                                                                        -------------              -------------
                 Walter J. Kearns                                         6,759,975                    30,954
                 Joseph C. Addison                                        6,759,975                    30,954
                 Mark R. Allison                                          6,759,975                    30,954
                 Thomas W. Blumenthal                                     6,759,975                    30,954
                 Robert W. Cruickshank                                    6,759,975                    30,954

The second item of business conducted at the meeting was, as described in the Proxy Statement dated April 5, 1996, the ratification of the selection of Deloitte & Touche LLP as the independent public accountants of the Company during 1996. The ratification was approved based on the votes set forth below:

                      Number of Votes For            Number of Votes Against               Number of Votes Abstained
                      -------------------            -----------------------               -------------------------
                           6,774,573                        4,900                                  11,356


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 11 - Statement Regarding Computation of
               Per Share Earnings

          (b)  Current Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                                                      EXHIBIT 11
DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

COMPUTATION OF EARNINGS PER SHARE
(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

- --------------------------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 JUNE 30,                            JUNE 30,
                                                         1996              1995               1996              1995
PRIMARY EARNINGS PER SHARE:
  Common stock outstanding                             9,173,771           5,203,409         9,173,771          5,203,409
  Common stock equivalents:
    Common stock warrants, if dilutive                   710,093           1,280,455           710,093          1,280,455
    Common stock options - incremental shares             76,534                   -            48,467                  -
                                                     -----------       -------------      ------------      -------------
    Weighted average shares outstanding                9,960,398           6,483,864         9,932,331          6,483,864
                                                     -----------       -------------      ------------      -------------
  Net income, as adjusted:
     Before extraordinary item                       $     2,599       $         857      $      5,154      $       1,459
     Extraordinary item available for common stock           (54)                  -               (54)                 -
                                                     -----------       -------------      ------------      -------------
         Net income available for common stock             2,545                 857             5,100              1,459
                                                     -----------       -------------      ------------      -------------

  Primary earnings per share
     Before extraordinary item                       $      0.26       $        0.13      $       0.52      $        0.22
     Extraordinary item available for common stock   $     (0.01)      $           -      $      (0.01)     $           -
                                                     -----------       -------------      ------------      -------------
         Net income available for common stock       $      0.25       $        0.13      $       0.51      $        0.22
                                                     ===========       =============      =============     =============


NET INCOME AS ADJUSTED PRIMARY EARNINGS PER SHARE:
  Net income before extraordinary item               $     2,599       $         793      $      5,154      $       1,330
  Add:  amortization of original issue discount of
    exchangeable warrants                                      -                  64                 -                129
                                                     -----------       -------------      ------------      -------------
         Net income before extraordinary item as
           adjusted                                  $     2,599       $         857      $      5,154      $       1,459
                                                     ===========       =============      ============      =============


                          DATA DOCUMENTS INCORPORATED


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        DATA DOCUMENTS INCORPORATED



                                               /s/ Joseph C. Addison
                                        -------------------------------------
                                                 Joseph C. Addison
                                               Chief Financial Officer





                                                /s/ Walter J. Kearns
                                        -------------------------------------
                                        President and Chief Executive Officer