Form 10-Q/A
period 1996-06-30
DATA DOCUMENTS INC
filed 1996-08-12
CIK 26994

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004



                                   FORM 10-Q/A



(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________


Commission file number:  0-26674


                          DATA DOCUMENTS INCORPORATED
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                                      47-0714942
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

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(COLUMNAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


- -------------------------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                         ---------------------------       ------------------------
                                                           1996              1995             1996           1995
                                                                (UNAUDITED)                       (UNAUDITED)

NET SALES                                                $  59,638         $  58,224       $ 124,678      $ 114,230

COST OF GOODS SOLD                                          43,521            44,885          92,242         87,625
                                                         ---------         ---------       ---------      ---------

           Gross Profit                                     16,117            13,339          32,436         26,605

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 9,303             8,381          18,802         17,220

STOCK COMPENSATION CHARGE (Note E)                               -               156               -            156
                                                         ---------         ---------       ---------      ---------

  Operating Income                                           6,814             4,802          13,634          9,229

DEBT EXPENSE, including amortization of
  $207,000, $364,000, $415,000 and $729,000                  2,440             3,437           4,960          6,906
                                                         ---------         ---------       ---------      ---------

INCOME BEFORE INCOME TAXES                                   4,374             1,365           8,674          2,323

INCOME TAX EXPENSE                                           1,775               572           3,520            993
                                                         ---------         ---------       ---------      ---------
INCOME BEFORE EXTRAORDINARY ITEM                             2,599               793           5,154          1,330

EXTRAORDINARY ITEM, net of tax (Note F)                        (54)                -             (54)             -
                                                         ---------         ---------       ---------      ---------

NET INCOME AVAILABLE FOR
  COMMON STOCK                                           $   2,545         $     793       $   5,100      $   1,330
                                                         =========         =========       =========      =========

EARNINGS PER COMMON SHARE:
  Primary:
    Income before extraordinary item, as adjusted        $    0.26         $    0.13       $    0.52      $    0.22
    Extraordinary item                                       (0.01)                -           (0.01)             -
                                                         =========         =========       =========      =========
      Net Income                                         $    0.25         $    0.13       $    0.51      $    0.22
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




                                        DATA DOCUMENTS INCORPORATED



                                               /s/ Joseph C. Addison
                                        -------------------------------------
                                                 Joseph C. Addison
                                               Chief Financial Officer






                                                /s/ Walter J. Kearns
                                        -------------------------------------
                                                  Walter J. Kearns
                                        President and Chief Executive Officer