Form 10-Q
period 1996-09-30
DATA DOCUMENTS INC
filed 1996-11-08
CIK 26994

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q


(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996

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

YES   X    NO
    -----     -----

    The number of shares outstanding of the Registrant's Common Stock, as of September 30, 1996 was 9,230,261 (excluding 269,607 treasury shares).

                          DATA DOCUMENTS INCORPORATED
                                     INDEX


                         PART I.  FINANCIAL INFORMATION



                                                                                            Page Number
                                                                                            -----------

ITEM 1:     FINANCIAL STATEMENTS:

            CONSOLIDATED BALANCE SHEETS -
              At September 30, 1996 and December 31, 1995                                        3

            CONSOLIDATED STATEMENTS OF OPERATIONS -
              For the Three and Nine Months Ended September 30, 1996 and 1995                    4

            CONSOLIDATED STATEMENTS OF CASH FLOWS -
              For the Nine Months Ended September 30, 1996 and 1995                              5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                         6 - 9

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                   10 -12



                                       PART II.  OTHER INFORMATION
                                       ---------------------------


ITEM 2:     CHANGES IN SECURITIES                                                                13


ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K                                                   13-14

SIGNATURES                                                                                       15


PART I - FINANCIAL INFORMATION
ITEM I. - FINANCIAL STATEMENTS

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
(COLUMNAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                                      1996                1995
                                                                                  (UNAUDITED)

 ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                                                        $  9,563             $  2,024
   Accounts receivable, net of allowance of $ 335,000 and $458,000                    28,859               31,569
   Inventories (Note B)                                                               35,054               36,048
   Other current assets                                                                2,073                1,788
                                                                                    --------             --------
            Total Current Assets                                                      75,549               71,429
 PROPERTY, PLANT AND EQUIPMENT                                                        37,549               37,502
 GOODWILL, net of accumulated amortization of $2,585,000 and $2,273,000                9,961               10,248
 DEFERRED FINANCING COSTS AND OTHER ASSETS                                             5,489                6,546
                                                                                    --------             --------
                                                                                    $128,548             $125,725
                                                                                    ========             ========
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                         $ 17,915             $ 19,326
   Accrued compensation                                                                3,196                3,579
   Accrued interest payable                                                            1,993                3,877
   Current maturities of long-term obligations                                         1,172                1,169
   Current and deferred income taxes                                                     919                  462
                                                                                    --------             --------
                Total Current Liabilities                                             25,195               28,413

 POST-RETIREMENT BENEFITS                                                              1,862                1,805
 LONG-TERM OBLIGATIONS                                                                64,134               65,212
 DEFERRED INCOME TAXES                                                                 2,422                2,871

 COMMITMENTS AND CONTINGENCIES (Note C)

 COMMON STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued              -                    -
   Common stock, $0.001 par value; 15,000,000 shares authorized; 9,499,868 and
     8,873,016 shares issued; 9,230,261 and 8,603,409 shares outstanding                   9                    9
   Additional paid-in capital                                                         32,020               32,162
   Retained earnings (deficit)                                                         3,141               (4,489)
   Stockholder notes receivable                                                         (235)                (258)
   Treasury stock, 269,607 shares acquired at no cost                                      -                    -
                                                                                    --------             --------
                Total Common Stockholders' Equity                                     34,935               27,424
                                                                                    --------             --------
                                                                                    $128,548             $125,725
                                                                                    ========             ========

                 See notes to consolidated financial statements.

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(COLUMNAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                           ----------------------          ------------------------
                                                           1996              1995            1996           1995
                                                                (UNAUDITED)                       (UNAUDITED)

  NET SALES                                                  $59,794        $62,757        $184,472        $176,987

  COST OF GOODS SOLD                                          43,638         48,239         135,880         135,864
                                                             -------        -------        --------        --------

             Gross Profit                                     16,156         14,518          48,592          41,123

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 9,484          8,840          28,286          26,060

  STOCK COMPENSATION CHARGE                                        -              -               -             156
                                                             -------        -------        --------        --------

    Operating Income                                           6,672          5,678          20,306          14,907

  DEBT EXPENSE, including amortization of
    $206,000, $360,000, $621,000 and $1,089,000                2,416          3,547           7,376          10,453
                                                             -------        -------        --------        --------

  INCOME BEFORE INCOME TAXES                                   4,256          2,131          12,930           4,454

  INCOME TAX EXPENSE                                           1,726            854           5,246           1,847
                                                             -------        -------        --------        --------

  INCOME BEFORE EXTRAORDINARY ITEM                             2,530          1,277           7,684           2,607

  EXTRAORDINARY ITEM, net of tax (Note F)                          -              -             (54)              -
                                                             -------        -------        --------        --------

  NET INCOME AVAILABLE FOR
    COMMON STOCK                                             $ 2,530        $ 1,277        $  7,630        $  2,607
                                                             =======        =======        ========        ========

  EARNINGS PER COMMON SHARE:
    Primary:
      Income before extraordinary item, as adjusted          $  0.25        $  0.21        $   .077        $   0.43
      Extraordinary item                                           -              -               -               -
                                                             -------        -------        --------        --------
      Net Income                                             $  0.25        $  0.21        $   0.77        $   0.43
                                                             =======        =======        ========        ========


  WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES
    OUTSTANDING:
      Primary                                              9,955,759      6,483,864        9,940,141      6,483,864
                                                           =========      =========        =========      =========


                 See notes to consolidated financial statements.

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(COLUMNAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                     NINE MONTHS ENDED
                                                                                     SEPTEMBER 30, 1996
                                                                              ---------------------------------
                                                                                 1996                  1995
                                                                              (UNAUDITED)           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $ 7,630               $ 2,607
  Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation                                                                3,123                 5,532
      Amortization of intangibles                                                 1,091                 1,445
      Stock compensation charge                                                       -                   156
      Extraordinary item                                                             37                     -
      Provision for deferred income taxes                                          (309)               (1,291)
      Gain on sale of property, plant and equipment                                 (65)                   (4)
      Changes in operating assets and liabilities:
        Accounts receivable                                                       2,710                (2,627)
        Inventories                                                                 994                (3,534)
        Other current assets                                                       (370)                  475
        Accounts payable and accrued liabilities                                  1,297                  (636)
        Accrued interest                                                         (1,884)                1,452
        Current taxes on income and other                                           402                   826
        Other assets                                                                380                  (311)
                                                                                -------               -------
          Net cash flows from operating activities                               15,036                 4,090
                                                                                -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (3,222)               (2,156)
  Investment in acquired assets of Cal Emblem                                         -                (6,186)
  Proceeds from the sale of property, plant and equipment                           117                    14
                                                                                -------               -------
           Net cash flows from investing activities                              (3,105)               (8,328)
                                                                                -------               -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                                  -                 5,028
  Payment of debt                                                                (1,239)                 (188)
  Change in liability for outstanding checks                                     (3,034)                 (643)
  Payments for stock registration costs                                            (142)                    -
  Payment of initial public offering costs                                            -                  (259)
  Proceeds from sale of stock                                                        23                    71
                                                                                -------               -------
          Net cash flows from financing activities                               (4,392)                4,009
                                                                                -------               -------
NET INCREASE IN CASH                                                              7,539                  (229)

CASH AND CASH EQUIVALENTS, Beginning of period                                    2,024                 4,353
                                                                                -------               -------
CASH AND CASH EQUIVALENTS, End of period                                        $ 9,563               $ 4,124
                                                                                =======               =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                    $ 8,822               $ 8,129
                                                                                =======               =======
    Income taxes                                                                $ 4,986               $ 2,329
                                                                                =======               =======

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of 32,636 shares of common stock for shareholder notes
  receivable                                                                    $     -               $    32
                                                                                =======               =======

  Issuance of promissory notes in connection with Cal Emblem acquisition        $     -               $ 2,245
                                                                                =======               =======

                 See notes to consolidated financial statements.

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996 AND 1995
(UNAUDITED)
--------------------------------------------------------------------------------

A.     MANAGEMENT STATEMENTS

       The consolidated financial statements of Data Documents Incorporated (the "Company") include the accounts of its wholly-owned subsidiaries:
       Data Documents, Inc. (DDI), PBF Washington, Inc. (PBF) and Cal Emblem Labels, Inc. (Cal Emblem). The summarized financial information of DDI (see Note G) include the accounts of its wholly-owned subsidiaries: PBF and Cal Emblem. All significant intercompany transactions and accounts have been eliminated during consolidation.

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

B.     INVENTORIES

       Inventories consisted of (in thousands):

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     1996              1995
                                                  (UNAUDITED)
       Finished goods                               $26,726           $26,888
       Work in process                                  931             1,287
       Raw materials                                  6,374             6,860
       Supplies and spare parts                       1,023             1,013
                                                    -------           -------

                                                    $35,054           $36,048
                                                    =======           =======


       Substantially all inventories were valued using the LIFO method. If the FIFO method of inventory accounting had been used, inventories would have been lower than reported by $2,563,000 and $712,000 at September 30, 1996 and December 31, 1995, respectively. On a FIFO basis, operating income would have been higher (lower) by ($710,000) and $302,000, respectively, for the three months ended September 30, 1996 and September 30, 1995, and ($1,852,000) and $2,307,000 for the nine months ended September 30, 1996 and September 30, 1995. The FIFO cost of inventories approximates replacement cost.

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

D.     COMMON STOCK

       During the third quarter of 1996, 5,000 warrants were exercised and converted to 56,490 shares of common stock. For the nine months ended September 30, 1996, 55,483 warrants were exercised and converted to 626,852 shares of common stock.

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

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                        ---------------------     -----------------------
             (In thousands, except per share data)        1996         1995         1996          1995

          Net Sales                                     $ 59,794     $ 65,710     $ 184,472     $ 190,779

          Net Income from Continuing Operations            2,530        1,184         7,684         2,486

          Net Income Available for Common Stock            2,530        1,184         7,630         2,486

          Earnings Per Share:
            Primary                                     $   0.25     $   0.19     $    0.77     $    0.41

F.     EXTRAORDINARY ITEM

       In June 1996, the Company incurred an extraordinary charge of $54,000, net of income tax benefit of $34,000, for the write-off of unamortized deferred financing costs, unamortized original issue discount, and certain premium on reacquisition associated with the repurchase of $500,000 principal amount of 13 1/2% Senior secured Notes due 2002 (the "Senior Notes").

G.     SUMMARIZED FINANCIAL INFORMATION

       Following is the summarized financial information of DDI and its subsidiaries (in thousands):

                                                                  SEPTEMBER  30,       DECEMBER 31,
                                                                      1996                 1995
                                                                   (UNAUDITED)
       Current assets                                               $ 75,549             $ 71,429
       Noncurrent assets                                            $ 52,999             $ 54,296
       Current liabilities                                          $ 25,195             $ 28,413
       Noncurrent liabilities                                       $ 68,418             $ 69,888


                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                    SEPTEMBER 30,                        SEPTEMBER 30,
                              ------------------------          ---------------------------
                                 1996           1995               1996             1995
                                    (UNAUDITED)                       (UNAUDITED)
       Net sales              $ 59,794        $ 62,757          $ 184,472         $ 176,987
       Gross profit           $ 16,156        $ 14,518          $  48,592         $  41,123
       Net income             $  2,530        $  1,277          $   7,630         $   2,607

         Following is the summarized financial information of PBF and Cal Emblem (wholly owned subsidiaries of DDI), which are guarantors of the Senior Notes. The information presented for Cal Emblem is from the date of acquisition:

                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                      1996              1995
                                                                  (UNAUDITED)
       Current assets                                               $ 6,623            $  7,948
       Noncurrent assets                                            $ 9,463            $ 10,581
       Current liabilities                                          $ 8,041            $ 11,301
       Noncurrent liabilities                                       $ 1,060            $  1,140

                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                   SEPTEMBER 30,                  SEPTEMBER 30,
                               ---------------------         -----------------------
                                 1996          1995            1996           1995
                                   (UNAUDITED)                    (UNAUDITED)
       Net sales               $ 5,152       $ 4,572         $ 16,297        $ 9,555
       Gross profit            $ 1,866       $ 1,090         $  5,114        $ 2,334
       Net income              $   368       $   176         $    755        $   308

         The separate financial statements of DDI are not presented in this report because there is no significant difference between the financial statements of the Company and DDI and, therefore, management concluded that the inclusion of DDI's separate financial statements would not be material to holders of the Senior Notes. The separate financial statements of PBF and Cal Emblem, both of which have guaranteed the Senior Notes, are not presented because management believes that they would not be material to holders of the Senior Notes.


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

RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

NET SALES

Net sales were $59.8 million for the quarter ended September 30, 1996, a decrease of 4.7% from $62.8 million in 1995. Paper price decreases in 1996 over 1995 are estimated to have negatively impacted total sales by approximately 7.1%, most of which related to business forms and supplies. Net sales of business forms, supplies and services decreased 13.8% with decreases of 4.4% in custom forms sales and 22.8% in stock forms sales. The decreases were partially offset by $0.8 million of increased sales to Odyssey Integrated Services(SM) customers. Sales of pressure sensitive labels increased 11.6% and includes revenues from Cal Emblem, which was acquired in August 1995. The pressure sensitive labels market was soft through most of the third quarter of 1996, reflecting the economic weakness in the manufacturing sector. InteliMail(R) sales increased primarily to the addition of new customers.

GROSS PROFIT

Gross profit was $16.2 million for the quarter ended September 30, 1996, an increase of $1.6 million, or 11.3%, from $14.5 million in 1995. Gross profits in 1996 were favorably impacted by approximately $1.1 million in reduced depreciation expense from fully depreciated assets. As a percentage of sales, gross profit was 27.0% compared with 23.1% in 1995. Gross profit margins of business forms, supplies and services increased 4.7% for the third quarter of 1996. Pressure sensitive labels gross profit margins increased 3.0% in the third quarter of 1996 primarily as a result of improved manufacturing efficiencies. InteliMail(R) gross profit margins increased 2.1%, primarily as a result of higher operating levels from increased sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $9.5 million for the quarter ended September 30, 1996, an increase of $0.6 million over 1995. The increase in expenses resulted from inclusion of the expenses of Cal Emblem. These expenses increased as a percentage of sales to 15.9% from 14.1% in 1995, primarily from the effect of lower paper prices in reducing total sales.

DEBT EXPENSE

The decrease in debt expense of $1.1 million is primarily attributable to repayment of $24.0 million of the Senior Notes, as well as the related reduction in amortization of debt issuance costs and accretion of discount.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

NET SALES

Net sales were $184.5 million for the nine months ended September 30, 1996, an increase of 4.2% from $177.0 million in 1995. Paper price decreases in 1996 over 1995 are estimated to have negatively impacted total sales by approximately 3.0%, most of which related to business forms and supplies. Net sales of business forms, supplies and services decreased 3.9% with no change in custom forms sales and decreases of 7.3% in stock forms sales. Sales to federal governmental units were $1.0 million, a decrease of $2.0 million from 1995. The decreases were partially offset by $3.4 million of increased sales to Odyssey Integrated Services(SM) customers. Pressure sensitive labels sales increased 20.8% and include revenues from Cal Emblem, which was acquired in August 1995. The pressure sensitive labels market was soft throughout the nine months of 1996, partly due to the weaknesses in the retail economy and the manufacturing sector, generally. InteliMail(R) sales increased 16.4% due to the addition of new customers and growth from existing customers.

GROSS PROFIT

Gross profit was $48.6 million for the nine months ended September 30, 1996, an increase of $7.5 million, or 18.2% from $41.1 million in 1995. Gross profits in 1996 were favorably impacted by approximately $3.0 million in reduced depreciation expense from fully depreciated assets. As a percentage of sales, gross profit was 26.3% compared with 23.2% in 1995. Gross profit margins of business forms, supplies and services increased 4.4% for the first nine months of 1996. Pressure sensitive labels gross profit margins decreased 0.2% in the first nine months of 1996 primarily as a result of sales mix. InteliMail(R) gross profit margins increased 6.1%, primarily as a result of operating levels from increased sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $28.3 million for the nine months ended September 30, 1996, an increase of $2.1 million over 1995. The increase in expenses resulted from inclusion of the expenses of Cal Emblem. These expenses increased as a percentage of sales to 15.3% and from 14.7% in 1995 primarily from the effect of lower paper prices in reducing total sales.

DEBT EXPENSE

The decrease in debt expense of $3.1 million is primarily attributable to repayment of $24.0 million of the Senior Notes, as well as the related reduction in amortization of debt issuance costs and accretion of discount.

EXTRAORDINARY EXPENSE

In June 1996, the Company repurchased $500,000 of the Senior Notes at a price of 110%. The premium along with the related unamortized debt issuance cost and issuance discount resulted in a charge of $54,000, net of income tax benefit of $34,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies primarily upon operating cash flow and borrowings under its revolving credit facilities to finance capital expenditures, increases in working capital and debt service. At September 30, 1996, working capital was $50.4 million, an increase of $7.3 million from the working capital balance as of December 31, 1995. Operating activities generated cash of approximately $15.0 million during the nine months ended September 30, 1996. Cash provided by operations during the first nine months of 1996 was primarily the result of increased earnings. The Company had a net cash outflow of approximately $3.1 million from its investing activities during the nine months ended September 30, 1996, for capital expenditures. The Company estimates that its capital expenditures for fiscal 1996 will be approximately $4.5 million.

In connection with the acquisition of Cal Emblem, the Company issued two five-year term promissory notes in the aggregate principal amount of $2.2
million which accrue interest at the rate of 10% per annum.   Principal and
interest payments will be due in approximately equal installments over five years.

The tax-exempt industrial revenue bonds in the principal amount $570,000 bear an annual interest rate of 10.125% and are due on October 1, 1996 ($400,000) and on October 1, 1997 ($170,000). Monthly sinking fund payments are required.

The Company has a revolving credit facility (the "Revolving Credit Facility") that provides for borrowings of up to $20 million. The Revolving Credit Facility is secured by the Company's accounts receivable and the proceeds thereof and, subject to the first lien of the holders of the Senior Notes, by
the Company's inventory and proceeds thereof.   Outstanding indebtedness under
the Revolving Credit Facility is limited to 80% of eligible accounts receivable (subject to reduction by the lender under certain circumstances). The facility will expire in February 1997, subject to automatic annual renewal unless terminated by either party. The Company is obligated to pay certain termination fees in the event the facility is terminated prior to February 1997. Under the terms of the Indenture governing the Senior Notes, the Company is permitted to incur additional revolving credit indebtedness in an amount equal to 85% of its accounts receivable, and based upon accounts receivable balances at September 30, 1996, the Company was permitted to incur approximately $24.2 million of revolving credit indebtedness. As of September 30, 1996, there was no amount outstanding under the Revolving Credit Facility. The facility restricts certain liens and prohibits the payment of dividends on, and redemption of, any class of the capital stock of DDI (all of which is currently owned by the Company), PBF or Cal Emblem and certain other restricted payments, among other things.

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

PART II.  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

         (a) During the quarter ended September 30, 1996, 56,490 shares of common stock were issued as a result of the exercise of 5,000 Warrants.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 Exhibit 11 - Statement Regarding Computation of Per Share Earnings

         (b)     Current Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                                                      EXHIBIT 11
DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

COMPUTATION OF EARNINGS PER SHARE
(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                        1996              1995               1996              1995
PRIMARY EARNINGS PER SHARE:
  Common stock outstanding                           9,230,261          5,203,409          9,230,261         5,203,409
  Common stock equivalents:
    Common stock warrants, if dilutive                 653,603          1,280,455            653,603         1,280,455
    Common stock options - incremental shares           71,895                  -             56,277                 -
                                                     ---------          ---------          ---------         ---------
  Weighted average shares outstanding                9,955,759          6,483,864          9,940,141         6,483,864
                                                     =========          =========          =========         =========

  Net income, as adjusted:
     Before extraordinary item                       $   2,530          $   1,341          $   7,684         $   2,800
     Extraordinary item available for common stock           -                  -                (54)                -
                                                     ---------          ---------          ---------         ---------
         Net income available for common stock           2,530              1,341              7,630             2,800
                                                     =========          =========          =========         =========

  Primary earnings per share
     Before extraordinary item                       $    0.25          $    0.21          $    0.77         $    0.43
     Extraordinary item available for common stock   $       -          $       -          $       -         $       -
                                                     ---------          ---------          ---------         ---------
         Net income available for common stock       $    0.25          $    0.21          $    0.77         $    0.43
                                                     =========          =========          =========         =========


NET INCOME AS ADJUSTED PRIMARY EARNINGS PER SHARE:
  Net income before extraordinary item               $   2,530          $   1,277          $   7,684         $   2,607
  Add:  amortization of original issue discount of
    exchangeable warrants                                    -                 64                  -               193
                                                     ---------          ---------          ---------         ---------
         Net income before extraordinary item as
           adjusted                                  $   2,530          $   1,341          $   7,684         $   2,800
                                                     =========          =========          =========         =========

                          DATA DOCUMENTS INCORPORATED


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DATA DOCUMENTS INCORPORATED



                                              /s/ Joseph C. Addison
                                        ----------------------------------------
                                                  Joseph C. Addison
                                               Chief Financial Officer





                                               /s/ Walter J. Kearns
                                        ----------------------------------------
                                                   Walter J. Kearns
                                         President and Chief Executive Officer