Form 10-K
period 1996-12-31
DATA DOCUMENTS INC
filed 1997-03-24
CIK 26994

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

(MARK ONE)

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1996

                                       OR

      [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-26674
                               ------------------
                           DATA DOCUMENTS INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                    47-0714942
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                   Identification No.)

           4205 SOUTH 96TH STREET
              OMAHA, NEBRASKA                                 68127
 (Address of Principal Executive Offices)                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (402) 339-0900

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON
                             STOCK, $.001 PAR VALUE

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---      ---

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            The aggregate market value of the voting stock held by non-affiliates of the Registrant was $75,406,434 as of February 28, 1997.

            The number of shares outstanding of the Registrant's Common Stock, as of February 28, 1997, was 9,615,668 shares (excluding 269,607 treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the Data Documents Incorporated definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996 are incorporated by reference into Part III hereof.

                           DATA DOCUMENTS INCORPORATED

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                                                             Page
                                                                             ----
ITEM 1.     BUSINESS............................................................1

ITEM 2.     PROPERTIES..........................................................8

ITEM 3.     LEGAL PROCEEDINGS...................................................8

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................8

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.............................................................9

ITEM 6.     SELECTED FINANCIAL DATA.............................................9

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS..............................................11

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................16

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE...............................................16

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................16

ITEM 11.    EXECUTIVE COMPENSATION.............................................16

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....16

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................16

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....17

                                     PART I

ITEM 1.     BUSINESS.

GENERAL

            Data Documents Incorporated (the "Company") conducts all of its consolidated operations through its one wholly-owned subsidiary, Data Documents, Inc., a Nebraska corporation ("DDI"), and DDI's wholly-owned subsidiaries, PBF Washington, Inc., a Washington corporation ("PBF"), and Cal Emblem Labels, Inc., a California corporation ("Cal Emblem"). DDI, PBF and Cal Emblem account for 100% of the consolidated revenues and net earnings of the Company. The Company's sole assets are the investment in the stock of, and advances to, DDI. The Company has no subsidiaries other than DDI and, indirectly, PBF and Cal Emblem, and has no liabilities other than guarantees of indebtedness of DDI, PBF and Cal Emblem. The Company's financial statements are prepared on a consolidated basis and include the financial results of DDI, PBF and Cal Emblem. Unless the context otherwise requires, the term "Company" includes Data Documents Incorporated and its direct and indirect subsidiaries.

            In August 1995, the Company purchased the capital stock of Cal Emblem, expanding the Company's products to include prime labels and increasing its market presence in California and Colorado.

            In October 1995, the Company consummated an initial public offering (the "Offering") of 3,400,000 shares of its common stock, par value $0.001 per share (the "Common Stock"), to the public. The Offering was registered under the Securities Act of 1933, as amended (the "Securities Act"), on a registration Statement on Form S-1. The net proceeds to the Company of approximately $27.9 million were used by the Company to redeem $24,000,000 in aggregate principal amount of the 13 1/2 % Senior Secured Notes of DDI due 2002 (the "Senior Notes").

            The Company was organized by management and an investor group in Delaware in February 1988 to acquire DDI from Pitney Bowes, Inc. (the "1988 Management Acquisition").

            The Company is a leading designer and provider of custom business forms, pressure-sensitive label products and forms management systems that enable its large corporate customers to enhance productivity and reduce costs associated with managing information. A substantial portion of the Company's forms sales are made in connection with its proprietary forms management systems. In addition, the Company supplies specialized direct mail products and services ("InteliMail(R)") and sells other computer services and products, including laser printer supplies and software packages.

            Within the pressure-sensitive label market, the Company has focused on, among others, the thermal, laser and combination label/forms segments. The Company has developed many label products, such as the Dual-Web(R) label/form combination product and airline baggage tracking labels. Many of the Company's products have been developed to satisfy customers' increasing needs for variable information content, such as inventory control bar coding for manufacturing, retailing and distribution customers.

            Over the last five years, the business forms industry has been affected by numerous factors, including changes in end-user requirements and available technology. These changes have resulted in a shift towards certain custom value-added products and systems in both the business forms and pressure-sensitive label markets. Consequently, there has been a decline in the stock forms segment and a reduction of the paper content of forms products. In addition, end-users are increasingly seeking to outsource and single source their forms management and pressure-sensitive label needs. The Company has positioned itself as a provider of solutions-based approaches to information collection and distribution and to focus its business on custom value-added products that are tied to the Company's services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Custom products accounted for approximately 81% of the Company's net sales in 1996.

            The Company establishes strategic, long-term forms management relationships with its core customers. The Company's forms management services have been designed to respond to increased outsourcing by large corporations of non-core operations, such as forms design and workflow analysis, inventory management, warehousing and shipping. The Company's Odyssey Integrated Services(R) program ("Program"), provides a selection of fully integrated service modules, supported by proprietary software, offering comprehensive forms management services and efficiency-enhancing tools.

INDUSTRY OVERVIEW

            The Company has focused its product offerings in the business forms, pressure-sensitive label and custom direct mail industries.

            The U.S. market for business forms is divided into two primary segments: custom forms and stock forms. The Company has targeted the higher-margin custom forms segment. Based on industry analyses, the custom forms segment generated approximately $6.4 billion of sales in 1995 and includes such custom-made products as invoices, statements, purchase orders and checks. The stock forms segment of the industry (excluding blank cut sheet laser printer paper) generated approximately $1.5 billion of sales in 1995 and includes a wide variety of more standard computer-output paper.

            Advances in computer and laser technology have resulted in changes in forms demands for some traditional products while creating new opportunities for forms products and solutions that address the needs created by this new technology. The installed base of laser printers has increased significantly over the past few years and, as a result, custom laser form sales have been one of the fastest-growing segments of the forms market.

            In addition, larger companies have increased their outsourcing of non-core operations such as forms management and have reduced the number of vendors providing such products and services. The increase in outsourcing and in the installed base of laser printers has resulted in an increase in the customization of information flows. This trend towards outsourcing has also increased the use of color and higher paper grades in print media. The Company has worked to focus its business on custom value-added products and services and has sought to develop solutions-based approaches to information collection and distribution. See "-- Product Development."

            The overall U.S. market for pressure-sensitive labels has grown rapidly and was approximately $3.2 billion in 1995. Within this market, the Company has historically focused its efforts on the EDP label segment. The market for EDP pressure-sensitive labels was approximately $875 million in 1995. With the acquisition of Cal Emblem in 1995, the Company added prime labels to this product line. Evolving technologies are the catalysts for changes and growth in the pressure-sensitive label market. The use of label products in applications that are critical to the operations of business users is spurring the development of new products and technologies, and end-users are demanding reliable delivery and higher quality.

            The direct mail product line comprises only approximately 7.9% of the Company's sales.

FORMS MANAGEMENT/ODYSSEY INTEGRATED SERVICES

            In 1983, the Company introduced its forms management program to assist its larger customers in improving overall productivity and reducing the costs associated with information management. For a typical customer, the greatest portion of the total costs of forms usage is not the form itself, but rather the costs of creating, procuring, managing, storing and using forms. By developing programs tailored to each customer's requirements, the Company helps to control these costs and improve efficiency in each phase of the customer's forms usage. These programs also respond to the trend among large corporations of outsourcing non-core operations such as forms management.

            In the second quarter of 1995, the Company announced the development of its Odyssey Integrated Services program. The Program is a collection of fully integrated service modules providing comprehensive forms management services and efficiency-enhancing tools. As a package, the Program provides a more extensive array of forms management services than the Company's standard forms management programs. The Program incorporates proprietary software, the Odyssey Networksm, that runs on the Microsoft Windows platform. The Odyssey Network has been designed to operate on either a fully-outsourced basis or on the customer's own file server. The Program was developed through the efforts of the Company's marketing force, in close collaboration with the Company's customers and the Company's in-house technical personnel. The Company's focus is on attracting new customers whose businesses are large enough to generate savings from the various service modules. Some of the Company's existing customers may also be converted to the Program. During 1996, twenty-eight customers were added to the Program for a total through December 1996 of thirty-five customers having signed agreements. Implementation or implementation planning is in process at all thirty-five sites. Of these thirty-five customers, fourteen are new and twenty-one are conversions. Although the Company believes that the Program can enable certain customers to realize cost savings, there can be no assurances that the availability of the Program will attract new customers or that it will be accepted by existing customers.

            Forms management services offered by the Company (both in the Odyssey Integrated Services program and the Company's standard forms management programs) include: (i) forms and systems workflow analysis; (ii) forms design services which utilize advanced design techniques, including DataLaser(R) technology; (iii) forms control services; and (iv) inventory management services. An example of a forms management service is a warehousing/storage agreement whereby the Company receives an order for up to a year's supply of forms which can be produced in economic lots throughout the year and delivered to the customer on a just-in-time basis. As part of its traditional forms management program, for its major customers the Company also provides on-line direct computer access with software that enables the customer to determine the production status of orders, check current inventory levels and place orders. Additional services available under the Program modules include workflow reengineering for improving employee productivity and disaster recovery services. The Company also offers consolidated billing and the Company's "Pick `n' Pack" forms warehousing/storage services on a selected basis. Through this warehousing/storage service, the Company distributes products to various locations in less than case lot quantities on an "as needed" basis.

            The Company does not currently charge a separate fee for many of these services offered as part of its traditional forms management program; however, the Company does charge a fee for certain service modules. For example, development of a forms database and subsequent analysis and maintenance of the database in the Program's Forms Analysis Module, generate income for the Company. Although the Company does not anticipate that the fees alone will be a significant source of revenue for the Company, the goal of the forms management programs, such as the Odyssey Integrated Services program, is to attract and retain large customers with significant forms usage by enabling them to generate cost savings and efficiencies in information management. As is the Company's expectation for the Program, not all aspects of the Company's traditional forms management program are offered to, or utilized by, all customers.

PRODUCTS

            The Company's products consist primarily of business forms, pressure-sensitive label products and InteliMail(R) custom direct mail products, with aggregate sales of these products constituting 97%, 98% and 98% of the Company's net sales for 1996, 1995 and 1994, respectively.

            Business Forms. The Company primarily manufactures a complete line of custom business forms produced to buyers' specifications for size, plies, paper, inks and content. Products manufactured include invoices, statements, purchase orders and receiving reports. These forms can be finished in a variety of formats (fanfolded, roll-fed or cut-sheet) depending on the customer's intended use. The Company also provides stock forms as a support product to its custom forms and forms management accounts. These products are generally pre-printed, generic forms and blank or green-bar forms for use on all types of computer printers.

            Many major customers now employ high speed laser printers in a centralized "print center." These customers are converting from fanfolded forms to sheeted and/or jumbo roll (50") forms and the Company has developed processes to manufacture high-quality, reliable roll and sheeted products for this new printing environment. The Company's sales of custom laser forms represented approximately 10.1% of its total net sales for 1996.

            Pressure-Sensitive Labels. The Company's electronic data processing pressure-sensitive labels are used in a wide range of retail, wholesale, manufacturing, industrial and medical businesses and often relate to applications that are critical to the operations of the Company's customers. The Company produces bar code and other labels for a wide range of scanning systems, which may be imprinted through the Company's plant or at the customer's location. The uses of bar codes and other types of variable information labeling, which uniquely identify individual products or transactions, are growing, and customers are seeking to provide greater detail in packaging and labeling, including hazardous materials notifications. In addition, government regulations in various industries are increasing the demand for more informative and extensive labels. The Company also serves as a value-added reseller of certain of integrated label applications. See "-- Product Development."

            The Company's custom label products include the following:

o Dual-Web(R) Labels. The Dual-Web product combines a custom-designed business form and a pressure-sensitive label into a single unit. Such label/form combination products are now used extensively in the pharmacy and other industries.

o Laserprint(R) Labels. These labels, used primarily in retail and distribution industries, are manufactured under strict humidity-controlled conditions to ensure stability, with a specially-coated surface for laser imaging of bar codes, pricing information and other variable information.

o Airline Baggage Tracking Labels. On-demand printed bag tags. Label stock is printed by the Company, and bar codes and other variable-imaged information for baggage identification and routing is added by airline personnel at ticket counters.

o Specialty Labels. Non-paper labels (vinyl, mylar, foils and other films) with resistance to chemicals, heat and moisture for harsh environments such as continuous rating plates for electric and gas appliances, certain hazardous warning labels (used for applications such as government-mandated chemical labeling) and bar coding labels.

o Direct Thermal Labels. Custom labels that produce an image when thermal-coated paper comes in contact with a heated printhead. These labels, which the customer normally uses to identify specific items, are used in a variety of applications, including parts identification and inventory control.

o Thermal Transfer Labels. On-demand custom labels produced by pressing a heated printhead against a film ribbon transferring the image to the label surface. Applications include consumer product tags, tickets, packaging, photo identification cards and inventory control.

o Prime Labels. Pressure-sensitive labels that serve as the primary product identification for the produce industry and other consumer products industries.

            InteliMail. InteliMail is a specialized single-source supplier of custom direct mail services including printing, data processing and mailing services offered to firms marketing their products and services through the mail. Direct mail users include companies in the publishing, insurance, finance, communications, retail sales, non-profit and automotive industries. In addition, federal, state and local governments, agencies, political parties and lobbyists are large users for applications such as ballots, voter registration, license renewal statements and payment coupons. The InteliMail Division focuses on middle market customers and provides a complete line of printed products, design capabilities, personalization and mailing services.

            Products of the InteliMail Division include a variety of different mailer formats, processes and services for custom direct mail solicitations such as: (i) production formats including promotional printing, imaged insert/window envelopes, imaged envelope/generic insert, one-part folded/mailer, and InteliMailer(R) and (ii) processes and services including data processing, in-line finishing and variable imaging.

PRODUCT DEVELOPMENT

            In 1985, the Company introduced the "Combo Label," a patented three-part product used for picking, pricing and shipping and the "Dual-Web(R)" label, a label/form combination. In 1987, the Company introduced the "Laserprint(R) Label," a sheetfed label allowing customers to apply their own variable imaging on-site. In 1989, in conjunction with airline industry representatives, the Company developed a heat-sensitive label to upgrade baggage tracking systems. In 1990, the Company released a new product line to provide custom cut sheets and 50" rolls (custom and stock) to the growing laser forms market. In 1995, the Company released a guaranteed matched mailer, a personalized letter and matching envelope produced with video and computer equipment.

            In response to the increased use of laser printing technology and the trend towards outsourcing by large corporations, the Company developed the Odyssey Integrated Services program in 1995. The Program was developed through the efforts of the Company's marketing force, in close collaboration with the Company's customers and the Company's in-house technical personnel.

            The Company has an internal team of electronic forms designers and information specialists. This team works to provide electronic forms to the Company's customers. In 1991, the Company entered into an agreement with a software developer to market software for electronic forms design and to further enhance the Company's photo-composition system by using personal computers to generate copy/proofs on a local basis.

            The Company over the last three years developed informal, joint-venture type relationships with software and other technology-based companies to provide integrated system solutions for commercial applications. One application is Medi-Link, a prescription labeling package that provides prescription labels, patient counseling documentation and point-of-sale coupons and is marketed through the Company's sales force. The Medi-Link package, which incorporates not only the Company's label products but also computer software and hardware, has been adopted by a number of pharmacy companies. Another application is an inventory compliance labeling system that is offered for sale to vendors of Wal-Mart Stores. The system, which is called Compliance Plus, includes software, hardware and label products that conform to Wal-Mart's product identification requirements for its vendors.

CUSTOMERS

            The Company's sales force targets large consumers of forms and labels with revenue potential in excess of $50,000 per year and has historically focused its sales efforts on its core geographic markets of mid-America, the southwest and the northwest due to these regions' proximity to the Company's manufacturing facilities and the impact of transportation costs on the Company's margins. The Company also targets specific nationwide accounts where increased volume and resulting efficiencies can offset delivery costs. The Company's five largest customers accounted for 15.5%, 14.3% and 14.2% of net sales in 1996, 1995 and 1994 respectively. One customer accounted for 5.2% of the Company's net sales in 1996 and no customer accounted for more than 5.0% of the Company's net sales during 1995 or 1994.

BACKLOG

            At December 31, 1996, the Company's backlog of unfilled customer orders was $53.6 million, as compared to $54.6 million at December 31, 1995 and $49.3 million at December 31, 1994. The Company expects that substantially all of its current orders will ship within the next 180 days. The Company's typical order to shipment cycles range from two to four weeks for custom products, while stock products are sold "off the shelf."

DISTRIBUTION

            Finished products produced by both the forms and labels operations are normally distributed by truck either to warehouse facilities or directly to the customer. Finished products generally are transported by outside trucking services. However, the Company maintains and operates a fleet of trucks for distribution within areas where the volume of shipments warrants ownership and control.

            Products are stored in all of the forms plants as well as in leased or public warehouse facilities in outlying locations. The Company leases four of its warehouses and uses 20 public warehouses across the country to decrease delivery time and costs. Stock forms are stored in order to be readily available to the sales force, while custom forms are stored for the convenience of the customer, often pursuant to a forms management program. Warehouse storage is an important part of the value-added services provided to customers. By producing forms or labels required by a particular customer in advance and storing these products, they are immediately available to the customer. The Company is compensated for the expense of providing this warehousing function.

RAW MATERIALS

            Paper is the Company's predominant raw material, accounting for 50% - 55% of the total cost of custom forms, 75% - 80% of the total cost of stock forms and 67% - 74% of the total cost of pressure-sensitive labels. To satisfy its paper requirements, the Company has entered into agreements with major paper suppliers. The Company's paper supply contracts entitle the Company to purchase paper at specified discounts to market prices. Purchases under these agreements account for more than 80% of the Company's total paper requirements, with the remainder purchased primarily from suppliers with which the Company has long-standing relationships. Other raw materials used in the Company's operations include carbon, ink and cartons.

COMPETITION

            The business forms, pressure-sensitive label and direct mail industries are very fragmented and highly competitive. The Company believes that a relatively small number of companies account for a majority of the market for business forms. Most other competitors are small local or regional companies which often source from larger manufacturers. The Company's competitors include manufacturers of all sizes, some of which have significantly greater financial, distribution and marketing resources than the Company. In general, because the business forms and prime label industries tend to be regional, different competitive factors have greater influence in different areas. In particular, the number of competitors in a region and their relative strengths and selling tactics dictate the regional competitive environments. Competition in the pressure-sensitive label and direct mail industries tends to be nationwide in scope. The Company generally competes on the basis of price and service in the stock forms and stock labels markets and on the basis of price, quality, technical expertise and service, including speed of delivery, in the custom forms and labels markets and in the customized direct mail market.

            The Company's largest competitors in the business forms industry are Moore Business Forms, Reynolds & Reynolds, Standard Register Co., Uarco (a division of Settsu) and Wallace Computer

Services, Inc. The Company's largest competitors in the pressure-sensitive label market are Avery, Moore Business Forms and Uarco. The largest competitors in the direct mail market are Colorforms (a division of Wallace), Communicolor (a division of Standard Register Co.), Direct Marketing Corp. of America, InstaWeb and Response Marketing Services (a division of Moore Business Forms).

EMPLOYEES

            At December 31, 1996 the Company had approximately 1,200 full-time and part-time employees at its various plants and facilities. The Company hires temporary employees from time to time as needed. The Company considers its employee relations to be excellent and has not experienced any significant work disruptions due to labor difficulties. Approximately 10% of the Company's employees, representing the hourly production work forces at the Bloomington, Minnesota and Tacoma, Washington plants and one of the Denver, Colorado plants, are covered by collective bargaining agreements with local units of the Graphic Communications International Union. Wages and benefits at the union plant locations do not differ materially from those of non-unionized employees in the same labor markets. The remaining employees are not covered by collective bargaining agreements.

TRADEMARKS

            The Company owns and utilizes trademarks with respect to its name and logo, the Cal Emblem name and logo, Dual-Web, InteliMail, Laserprint, InteliMailer, and Odyssey Integrated Services. These trademarks (with the exception of the Cal Emblem logo) are registered in the United States with the U.S. Patent and Trademark Office. The Company believes that its trademarks and other proprietary rights are significant assets and have value in the marketing of its products.

MANUFACTURING

            Manufacturing. Most of the Company's products are manufactured at one of the Company's 11 facilities. With the exception of the pressure-sensitive label plants in Dallas, Denver, Fresno and Kansas City and the Kansas City InteliMail plant, each plant is multi-purpose so that regional locations can offer a full range of business forms products.

            The Company's forms manufacturing plants utilize rotary presses in the production of business forms. The press configurations range from 14", 17", 20", 22" and 24" repeat sizes and provide from one- to six-color printing capability. These presses, along with accessory equipment, provide broad capability to satisfy the wide range of forms demand from the Company's customers. The Company's multiple plants allow the Company to shift work during periods of peak demands at one or more plants in order to maintain service levels.

            Subcontracting Program. The Company manufactures only those products it can produce efficiently, complementing its production with a subcontracting program focusing on very short-run quantities, extremely fast turnaround products, electronic data processing supplies and mailers and envelopes. Sales of purchased products totaled $37 million, or approximately 15% of net sales, in 1996. The Company's overall margins from those products it purchases from subcontractors are generally at least as high as its margins from internally manufactured products. Coordinated efforts among the Company's offices have led to purchasing economies and higher margins.

ENVIRONMENTAL MATTERS

            The Company's operations are subject to a variety of federal, state and local environmental laws and regulations which have become increasingly stringent. The Company believes its current operations are in material compliance with current environmental laws and regulations. However, the scope of environmental laws is very broad and is subject to change.

ITEM 2.     PROPERTIES.

PROPERTIES

            The Company's 11 facilities are located in or near Fresno, California; Chicago, Illinois; Dallas, Texas (2); Denver, Colorado (2); Kansas City, Kansas (2); Minneapolis, Minnesota; Tacoma, Washington and Omaha, Nebraska. The Company's executive and administrative offices are located in Omaha, Nebraska, including its headquarters offices. The following table sets forth function, location, size, ownership status and leasehold term of the facilities and plants operated by the Company (excluding sales offices):

                             APPROXIMATE                            PRIMARY
                                SQUARE       OWNED/       LEASE    FUNCTIONAL
FUNCTION/LOCATION              FOOTAGE       LEASED    EXPIRATION     USE
--------------------------   -----------   ----------  ----------  -----------
CORPORATE OFFICE:
Omaha, Nebraska...........      35,000        Owned        --        Office
MANUFACTURING:
Bloomington, Minnesota....      81,000        Leased      1999       Forms
Crystal Lake, Illinois....      79,000        Leased      2006       Forms
Hutchins (Dallas), Texas..     104,000        Owned        --        Forms
Dallas, Texas.............      98,000        Owned        --        Labels
Denver, Colorado..........     109,000        Owned        --        Forms
Denver, Colorado..........      35,000        Leased      1998       Labels
Fresno, California........      52,000        Leased      1999       Labels
Lenexa (Kansas City),           15,000        Leased      1997       Labels
Kansas..................
Lenexa (Kansas City),           66,000        Owned        --      InteliMail
Kansas....................
Omaha, Nebraska...........     130,000        Owned        --        Forms
Tacoma, Washington........      84,000        Owned        --        Forms
COMPOSITION:
Kansas City, Kansas.......       6,000        Leased      1999     Composition

            The Company believes that its existing corporate and manufacturing facilities will be adequate to meet its current and foreseeable requirements, and that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3.     LEGAL PROCEEDINGS.

            The Company is involved in various lawsuits arising in the ordinary course of business. In management's opinion, the outcome of these matters will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matters were submitted to the stockholders of the Company during the quarter ended December 31, 1996.

                                PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

            The Company's Common Stock presently is traded on The Nasdaq National Market ("NASDAQ") under the symbol "DDII." As of February 28, 1997, there were approximately 98 record holders of its Common Stock. The Common Stock was not listed on NASDAQ for a full quarterly period during the fiscal year ended December 31, 1995. The following sets forth for the quarters indicated the high and low sales price per share of Common Stock on NASDAQ from January 1, 1996 through December 31, 1996:

                                                1996
                                  -----------------------------------
      Quarter Ended                 High                      Low
      -------------                 ----                      ---
        March 31                   10 3/4                    7 7/8
         June 30                     14                      8 7/8
      September 30                   14                      10 1/8
       December 31                 12 3/4                    9 1/2

            The Company has not paid cash dividends on its Common Stock to date. Because the Company currently intends to retain any earnings to provide funds for the operation and expansion of its business and to repay any indebtedness, the Company does not intend to pay cash dividends on the Common Stock in the foreseeable future. Furthermore, as a holding company with no independent operations, the ability of the Company to pay cash dividends will be dependent upon the receipt of dividends or other payments from DDI. Under the terms of the Indenture governing the Senior Notes, DDI is not permitted to pay any dividends on DDI's common stock unless certain financial ratio tests are satisfied. In addition, DDI's current revolving credit facility contains similar restrictions on the payment of dividends by DDI. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Any determination to pay cash dividends on the Company's Common Stock in the future will be at the sole discretion of the Company's Board of Directors.

ITEM 6.     SELECTED FINANCIAL DATA.

            The following table sets forth selected consolidated financial data of the Company as of and for each of the years in the five-year period ended December 31, 1996. The consolidated financial data as of and for each of the five years in the period ended December 31, 1996, have been derived from the Company's audited Consolidated Financial Statements. The Company's Consolidated Financial Statements as of December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994 and Deloitte & Touche LLP's audit report with respect thereto have been included in this Annual Report on Form 10-K. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

(Amounts in Thousands, Except  Share and Per Share Data)

                                                                               YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------------------
                                                       1996             1995           1994            1993           1992
                                                   ------------    ------------    ------------    ------------   ------------
STATEMENT OF OPERATIONS DATA:
  Net Sales ....................................   $    246,496    $    242,238    $    193,626    $    193,588   $    184,400
  Cost of Goods Sold ...........................        181,058         186,011         148,797         152,036        144,630
                                                   ------------    ------------    ------------    ------------   ------------
  Gross Profit .................................         65,438          56,227          44,829          41,552         39,770
  Selling, General and Administrative
    Expenses ...................................         38,177          35,334          32,729          32,306         32,398
  Stock Compensation Charge(1) .................           --               156            --              --             --
  Nonrecurring Charge(2) .......................           --              --              --              --            4,208
                                                   ------------    ------------    ------------    ------------   ------------
  Operating Income .............................         27,261          20,737          12,100           9,246          3,164
  Debt Expense .................................          9,751          13,335           8,735           8,063          8,160
                                                   ------------    ------------    ------------    ------------   ------------
  Income (Loss) Before Income Taxes ............         17,510           7,402           3,365           1,183         (4,996)
  Income Tax Expense (Benefit) .................          7,086           3,127           1,533             212         (1,785)
                                                   ------------    ------------    ------------    ------------   ------------
  Income (Loss) Before Extraordinary
    Item .......................................   $     10,424    $      4,275    $      1,832    $        971   $     (3,211)
                                                   ============    ============    ============    ============   ============
  Net Income (Loss)(3),(4),(5) .................   $     10,370    $      1,354    $       (963)   $        971   $     (3,211)
                                                   ============    ============    ============    ============   ============
  Net Income (Loss) Available for
    Common Stock ...............................   $     10,370    $      1,354    $     (1,583)   $        288   $     (3,898)
                                                   ============    ============    ============    ============   ============
  Earnings (Loss) Per Common Share:
    Primary:
      Income (Loss) Before Extraordinary
        Item ...................................   $       1.05    $       0.61    $       0.13    $       0.03   $      (0.71)
      Extraordinary Item .......................          (0.01)          (0.40)          (0.30)           --             --
                                                   ============    ============    ============    ============   ============
      Net Income (Loss) ........................   $       1.04    $       0.21    $      (0.17)   $       0.03   $      (0.71)
                                                   ============    ============    ============    ============   ============
    Fully Diluted:
      Income (Loss) Before Extraordinary
        Item ...................................   $       1.05    $       0.61    $       0.11    $       0.05   $      (0.24)
      Extraordinary Item .......................          (0.01)          (0.40)          (0.17)           --             --
                                                   ============    ============    ============    ============   ============
      Net Income (Loss) ........................   $       1.04    $       0.21    $      (0.06)   $       0.05   $      (0.24)
                                                   ============    ============    ============    ============   ============
   Weighted Average Common and
    Common Share
    Equivalents Outstanding:
    Primary ....................................      9,939,454       7,333,864       9,453,494      10,025,704      5,505,652
    Fully Diluted ..............................      9,943,754       7,333,864      16,911,580      18,161,798     13,641,746


                                                                               YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------------------
                                                       1996             1995           1994            1993           1992
                                                   ------------    ------------    ------------    ------------   ------------
BALANCE SHEET DATA:
  Working Capital ..............................   $     53,445   $     43,016   $     37,231    $     29,179    $     28,691
  Total Assets .................................        133,977        125,725        116,221         104,534         105,289
  Long-Term Obligations, Less
    Current Maturities .........................         63,965         65,212         86,719          68,569          71,298
  Redeemable Preferred Stock ...................           --             --             --             6,829           6,829
  Warrants .....................................           --             --            2,771            --              --
  Common Stockholders' Equity
    (Deficit) ..................................         37,676         27,424         (5,143)         (2,979)         (3,267)

--------------
(1) Reflects the difference between the fair value and the price paid for Common Stock issued to an employee and a director in the second quarter of 1995.

(2) Relates to $1,863 of plant consolidation costs in connection with the cessation of operations at two of the Company's manufacturing facilities and the $2,345 writedown of the carrying values of certain real estate property in connection with the sale and leaseback of five other manufacturing facilities.

(3) In November 1994, the Company incurred an extraordinary charge of $2,795, net of income tax benefit of $1,787, for the write-off of unamortized deferred financing costs and unamortized original issue discount and certain termination fees and costs associated with the early termination of debt in connection with the issuance of the Senior Notes.

(4) In November 1995, the Company incurred an extraordinary charge of $2,921, net of income tax benefit of $1,790, for the write-off of unamortized deferred financing costs, unamortized original issue discount and prepayment fees associated with the prepayment of $24,000 of Senior Notes.

(5) In June 1996, the Company incurred an extraordinary charge of $54, net of income tax benefit of $34, for the write-off of unamoritized deferred financing costs, unamortized original issue discount, and certain premium on reacquisition associated with the repurchase of $500 of Senior Notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

                  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

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

                  The Company provides business forms, pressure-sensitive label and direct mail products and software-based services to its customers to assist them in managing their information collection and dissemination needs. The Company was organized to purchase the stock of DDI from Pitney Bowes, Inc. in February 1988. In September 1988, the Company extended its presence into the northwest by purchasing the assets of Pioneer Business Forms, Inc. in Tacoma, Washington. The Company was recapitalized in early 1993. In the recapitalization, the Company mortgaged or sold and leased back six of its manufacturing facilities and entered into a new revolving credit facility. The Company used the proceeds from such transactions to pay off the lender which provided the senior debt incurred in connection with the 1988 Management Acquisition and to repay a material portion of the subordinated debt incurred in connection with the 1988 Management Acquisition. In November 1994, the Company completed the offering of the Senior Notes and Warrants (the "Warrants") and used the proceeds to repurchase certain properties previously sold and leased back, to redeem its preferred stock, and to reduce its outstanding bank debt and repay outstanding subordinated debt.

                  In August 1995, the Company purchased the capital stock of Cal Emblem, expanding the Company's products to include prime labels and increasing its market presence in California and Colorado. In October 1995, the Company consummated the Offering of 3,400,000 shares of its Common Stock. The Offering was registered under the Securities Act on a Registration Statement on Form S-1. The net proceeds to the Company of approximately $27.9 million were used by the Company to redeem $24,000,000 in aggregate principal amount of the Senior Notes.

                  Over recent years the business forms industry has been affected by changes in paper prices, general economic conditions and changes in end-user requirements. Paper has historically accounted for approximately 60% of the Company's average cost of goods sold, although the paper content of each of the Company's products varies, and as a result, the sales price, as well as the cost of sales, of the Company's products have been directly affected by the price of paper. From May 1989 to January 1992, the price of 20 pound bond paper decreased 33% and, from January 1992 until mid-1994, the price fluctuated (although remaining well under the high levels experienced during the spring of 1989). Historically, lower paper costs have not produced increased margins since the Company and its competitors generally have passed any savings on to their customers through price reductions. During the last half of 1994, prices increased rapidly and, in December 1994, reached May 1989 levels. Through the first six months of 1995, prices paid by the Company for paper continued to increase steadily. During this period of increases, the Company was able to pass on paper price increases to its customers due in part to the tight paper supply; however, no assurance can be given that the Company will be able to pass on any future increases to its customers. Beginning in the fourth quarter of 1995, paper demand began to soften and price reductions have occurred throughout 1996. While the Company does not yet know if this signals a new, continuing trend, if these reduced prices continue or even decline further and are passed on to the customers, the Company's revenues could be negatively affected. While no assurances can be given, the Company does not currently anticipate that the recent price decreases will have a material adverse impact on the Company's net income since the Company's past experience is that declining prices also reduce costs.

                  The general economic conditions of 1990-1992 began to affect the business forms industry during the last six months of 1990. The reduced level of business activity which accompanied these conditions led to reduced demand for business forms in general and increased competition from suppliers. The Company addressed these business conditions by reducing costs and by instituting an aggressive sales effort to retain and add high-volume customers. Cost reductions included restructuring the forms plant administrative and production control departments and terminating manufacturing in the Los Angeles, California and North Haven, Connecticut plants in April and October 1993, respectively. Production was moved to other plants without any material loss of business. The 1993 upturn in the economy, coupled with the Company's restructuring actions, shift in product mix and increased sales volumes, led to improved results of the Company for 1994 and continued through 1995 and 1996.

                  The Company's net forms sales have also come under pressure as the amount of paper used in business forms has declined due to changes in end-user requirements. During recent years, the Company's customers have been shifting to laser forms, which are typically single-ply letter size (8-1/2" x 11") compared to the more traditional continuous form (14-7/8" x 11"), which often had multiple pages. The effects on the Company's net forms sales of declining paper prices from 1989 through mid-1994 and of declining forms sizes during the six years have been substantially offset by increases in net sales of higher-margin pressure-sensitive label and InteliMail products as well as increased higher-margin custom business form sales.

                  During 1995, the Company introduced its new Odyssey Integrated Services program which provides software tools to help customers manage the cost of forms and supplies as well as related operating processes. This program significantly broadens the Company's markets beyond the traditional business forms industry. The Company has enjoyed favorable acceptance in the market and has signed more than thirty multi-year agreements with large customers.

                  In accordance with generally accepted accounting principles, the Company used purchase accounting in recording the acquisition of certain real and personal property from Pitney Bowes, Inc. in February 1988 and in the 1988 Management Acquisition and from Pioneer Business Forms, Inc. in September 1988. Depreciation of most of the fixed assets acquired in these transactions (which were assigned a remaining useful life of eight years) was completed in January 1996 and September 1996, respectively. Depreciation expenses with respect to these assets was $4,600,000 in 1995 and approximately $600,000 in 1996.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 1996 and 1995

                  Net Sales. Net sales were $246.5 million for the year ended December 31, 1996, an increase of 1.8% from $242.2 million in 1995. Paper price decreases in 1996 over 1995 are estimated to have negatively impacted total sales by approximately 3.8%, most of which related to business forms and supplies. Net sales of business forms, supplies and services decreased 5.8% with little change in custom forms sales and decreases of 12.6% in stock forms sales. Sales to federal governmental units were $1.4 million, a decrease of $2.3 million from 1995. The decreases were partially offset by $3.9 million of increased sales to Odyssey Integrated Services customers. Pressure-sensitive label sales increased 13.8% and include revenues from Cal Emblem, which was acquired in August 1995. The pressure-sensitive label market was soft throughout the first nine months of 1996, partly due to the weaknesses in the retail economy and the manufacturing sector, generally. While order activity and backlogs for labels increased during the fourth quarter of 1996, shipments were not affected. InteliMail sales increased 24.1% due to the addition of new customers and growth from existing customers.

                  Gross Profit. Gross profit was $65.4 million for the year ended December 31, 1996, an increase of $9.2 million, or 16.4% from $56.2 million in 1995. Gross profits in 1996 were favorably impacted by approximately $4.0 million in reduced depreciation expense from fully-depreciated assets. As a percentage of sales, gross profit was 26.5% compared with 23.2% in 1995. Gross profit margins of business forms, supplies and services increased 5.0% for the year ended December 31, 1996. Pressure-sensitive label gross profit margins decreased 0.3% in the year ended December 31, 1996 primarily as a result of sales mix. InteliMail gross profit margins increased 5.1%, primarily as a result of operating levels from increased sales volume.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses were $38.2 million for the year ended December 31, 1996, an increase of $2.8 million over 1995. The increase in expenses resulted from higher commissions and inclusion of the expenses of Cal Emblem. Total expenses increased as a percentage of sales to 15.5% from 14.6% in 1995 primarily from the effect of lower paper prices in reducing total sales.

                  Debt Expense. The decrease in debt expense of $3.6 million is primarily attributable to repayment of $24.0 million of the Senior Notes, as well as the related reduction in amortization of debt issuance costs and accretion of discount.

                  Extraordinary Expense. In June 1996, the Company repurchased $500,000 of the Senior Notes at a price of $110. The premium along with the related unamortized debt issuance cost and issuance discount resulted in a charge of $54,000, net of income tax benefit of $34,000.

Comparison of Years Ended December 31, 1995 and 1994

                  Net Sales. Net sales were $242.2 million for the year ended December 31, 1995, an increase of $48.6 million, or 25.1%, from $193.6 million for the year ended December 31, 1994. Custom forms sales (excluding federal government sales) increased 14.6%. The increase of custom forms sales was primarily a result of higher prices due to higher paper prices in 1995. Stock forms sales (excluding federal government sales) increased 47.9%, primarily from significantly increased sales to existing accounts due in part to the Company's long-term relationships with its paper vendors which helped ensure the Company's reliability of supply in the generally tight paper market that prevailed during 1995 and, to a lesser extent, to higher paper prices. Based on the historical and ongoing trend of stock forms sales, which have declined since 1989, the Company does not anticipate that this trend will continue in future periods. Pressure-sensitive label sales increased 40.0%, resulting from increased usage of products by existing accounts as well as the addition of new customers and the introduction of new applications. Sales of Cal Emblem, acquired on August 25, 1995, contributed to the increase in pressure sensitive label sales. Pressure-sensitive label sales were also modestly affected by higher raw material prices. InteliMail sales increased 0.3%. Sales to the federal government increased to $3.8 million from $3.6 million.

                  Gross Profit. Gross profit was $56.2 million for the year ended December 31, 1995, an increase of $11.4 million, or 25.4%, from $44.8 million for the year ended December 31, 1994. As a percentage of sales, gross profit margins remained unchanged at 23.2% of net sales. Forms gross profit margins increased slightly, while pressure-sensitive label gross profit margins decreased slightly and InteliMail gross profit margins improved.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses were $35.3 million for the year ended December 31, 1995, an increase of $2.6 million. Commissions on increased sales and the expenses of Cal Emblem, which was acquired on August 25, 1995, constituted most of the increase. Total expenses declined as a percentage of sales to 14.6% in 1995 from 16.9% in 1994.

                  The Company recorded a non-recurring expense of $156,000 to reflect the estimate of the difference in the fair value and the amount received for capital stock sold in June 1995. (See Note N of Notes to Consolidated Financial Statements.)

                  Debt Expense. The increase of $4.6 million in debt expense in the year 1995 as compared to 1994 is primarily due to the higher interest rate on the Senior Notes as well as the amortization of debt issuance cost and accretion of the discount attributable to the Senior Notes and the outstanding Warrants issued in connection with the issuance of the Senior Notes. See
"-- General"

                  Extraordinary Expense. On November 30, 1995, $24.0 million in aggregate principal amount of the Senior Notes were called and retired. The retirement of these Senior Notes resulted in a charge of $2.9 million, net of $1.8 million in income tax benefit. The charge was comprised of the 11.4% cash call premium and write-off of the unamortized original issue discount and debt issuance costs related to the retired Senior Notes. (See Note P of Notes to Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

                  The Company relies primarily upon operating cash flow and borrowings under its revolving credit facilities to finance capital expenditures, increases in working capital and debt service. At December 31, 1996, working capital was $53.4 million, an increase of $10.4 million from the working capital balance as of December 31, 1995. Operating activities generated cash of approximately $18.2 million during the year ended December 31, 1996. Cash provided by operations during the year of 1996 was primarily the result of increased earnings. The Company had a net cash outflow of approximately $3.8 million from its investing activities during the year ended December 31, 1996, for capital expenditures. The Company estimates that its capital expenditures for fiscal 1997 will be approximately $6.0 to $7.0 million.

                  In connection with the acquisition of Cal Emblem, the Company issued two five-year term promissory notes in the aggregate principle amount of $2.2 million which accrue interest at the rate of 10% per annum. The remaining principal and interest payments will be due in approximately equal installments over the next four years.

                  The tax-exempt industrial revenue bonds in the principal amount of $170,000 bear an annual interest rate of 10.125% and are due on October 1, 1997. Monthly sinking fund payments are required.

                  In January, 1997 DDI entered into a new revolving credit facility (the "Revolving Credit Facility") that provides for borrowing of up to $20 million. The Revolving Credit Facility is secured by the Company's accounts receivable and the proceeds thereof and, subject to the first lien of the holders of the Senior Notes, by the Company's inventory and proceeds thereof. Outstanding indebtedness under the Revolving Credit Facility is limited to 80% of eligible accounts receivable (subject to reduction by the lender under certain circumstances). The facility will expire in July 1999. Under the terms of the Indenture governing the Senior Notes, the Company is permitted to incur additional revolving credit indebtedness in an amount equal to 85% of its accounts receivable, and based upon accounts receivable balances at December 31, 1996, the Company was permitted to incur approximately $26.4 million of revolving credit indebtedness. As of December 31, 1996, there was no amount outstanding under the Company's prior revolving credit facility. The facility restricts certain liens, the payment of dividends on, and redemption of, any class of the capital stock of DDI (all of which is currently owned by Data Documents Incorporated), PBF or Cal Emblem and certain other restricted payments, among other things.

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

INFLATION

                  Inflation has not had a significant negative impact on the Company's operations during the periods presented. The Company has historically been able to pass on to its customers increases in raw material prices caused by inflation; however, no assurances can be given as to the extent of the Company's ability to continue to pass on any future increases should they occur.

FLUCTUATIONS IN QUARTERLY RESULTS

                  The Company's results of operations may fluctuate between quarterly periods due to the effect of possible future acquisitions, the number of shipping dates in the quarter, the timing of significant contracts, changes in raw material prices and other factors, many of which may be beyond the control of the Company. Such variability in the Company's results of operations could cause the Company's stock price to fluctuate following the interim results of operations or other information and may have a material adverse effect on the Company or its stock price.

SECURITIES LITIGATION REFORM ACT

                  Except for the historical information contained herein, the matters discussed in this annual report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                  In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities which established accounting and reporting standards for such transfers. The Company will adopt SFAS No. 125 effective January 1, 1997 as required. The impact on the Company's financial position and results of operations is not expected to be material.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  See Index to Consolidated Financial Statements on page 17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The information required by this Item will be contained in the Company's proxy statement to be filed within 120 days after the end of the Company's most recent fiscal year and is incorporated herein by this reference.

ITEM 11.          EXECUTIVE COMPENSATION.

                  The information required by this Item will be contained in the Company's proxy statement to be filed within 120 days after the end of the Company's most recent fiscal year and is incorporated herein by this reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  The information required by this Item will be contained in the Company's proxy statement to be filed within 120 days after the end of the Company's most recent fiscal year and is incorporated herein by this reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required by this Item will be contained in the Company's proxy statement to be filed within 120 days after the end of the Company's most recent fiscal year and is incorporated herein by this reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K.

                  (a) Index to Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits:

         1.       Consolidated Financial Statements Index

                                                                                                   PAGE
                                                                                                   ----
   Independent Auditors' Report..............................................................      F-1
   Consolidated Balance Sheets at December 31, 1996 and 1995.................................      F-2
   Consolidated Statements of Operations for the Years Ended December 31, 1996,
    1995 and 1994............................................................................      F-3
   Consolidated Statements of Common Stockholders' Equity for the Years
    Ended December 31, 1996, 1995 and 1994...................................................      F-4
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
    1995 and 1994............................................................................      F-5
   Notes to Consolidated Financial Statements for the Years Ended December 31,
    1996, 1995 and 1994......................................................................      F-7

         2.       Consolidated Financial Statement Schedules Index

                                                               Page
                                                               ----
    Independent Auditor's Report                                S-1
    I  -- Condensed Financial Information                       S-2
    II -- Valuation and Qualifying Accounts                     S-6

                  All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related Notes.

         3.       Exhibit Index

                  The following exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference.

      EXHIBIT
      NUMBER      DESCRIPTION OF EXHIBIT
      ------      ----------------------

         3.1 Certificate of Incorporation of Data Documents Incorporated (the "Company") (previously filed as Exhibit 3.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-82700) and incorporated herein by this reference).

         3.2 Bylaws of the Company (previously filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1 (Registration No. 33-82700) and incorporated herein by this reference).

         3.3 Certificate of Amendment to Certificate of Incorporation of the Company, filed November 23, 1994 (previously filed as
                  Exhibit 3.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-95804) and incorporated herein by this reference).

         3.4 Certificate of Amendment to Certificate of Incorporation of the Company, filed August 31, 1995 (previously filed as
                  Exhibit 3.4 to the Company's Registration Statement on Form S-1 (Registration No. 33-95804) and incorporated herein by this reference).

         3.5 Certificate of Amendment to Certificate of Incorporation of the Company, filed October 3, 1995 (previously filed as
                  Exhibit 3.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-1340) and incorporated herein by this reference).

         4.1      Specimen certificate of Common Stock (previously filed as
                  Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-95804) and incorporated herein by this reference).

         10.1 Employment Agreement dated November 28, 1994 by and between Data Documents, Inc. ("DDI") and Walter J. Kearns (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by this reference).

         10.2 Termination Benefits Agreement dated November 28, 1994 by and between DDI and each of Joseph Addison, Morris Caudle, Jeffrey Holton, Allyn Plejdrup and William Rinehart (previously filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-95804) and incorporated herein by this reference).

         10.3 Amended and Restated Stock Subscription Agreement dated as of November 28, 1994 by and among the Company and the other persons named therein (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by this reference).

         10.4 Promissory Note Secured by Deed of Trust, dated December 8, 1992 in the principal amount of $2,600,000 made by DDI in favor of the J. David Gladstone Institutes (previously filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 33-82700) and incorporated herein by this reference).

         10.5 Deed of Trust with Assignment of Rents and Fixture filing, dated as of December 8, 1992, by and among DDI, Pacific Title Guaranty Company and the J. David Gladstone Institutes (previously filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 33-82700) and incorporated herein by this reference).

         10.6 Security Agreement dated December 8, 1992 by and between and the J. David Gladstone Institutes (previously filed as Exhibit
                  10.7 to the Company's Registration Statement on Form S-1 (Registration No. 33-82700) and incorporated herein by this reference).

         10.7 Pension Plan, restated as of January 1, 1989 (previously filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 33-82700) and incorporated herein by this reference).

         10.8 Warrant Agreement (Teachers) dated as of November 28, 1994 by and between DDI and The Bank of New York ("BoNY"), the successor-in-interest to NationsBank of Texas, N.A. ("NationsBank") (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by this reference).

         10.9 Termination Agreement dated November 28, 1994 by and between DDI and Raebarn Corporation (previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by this reference).

         10.10 Warrant Agreement (including form of warrant certificate) dated as of November 28, 1994 by and between the Company and BoNY, the successor-in-interest to NationsBank (previously filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by this reference).

         10.11 Security Agreement dated November 28, 1994 by and between the Company and BoNY, the successor-in-interest to NationsBank (previously filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by this reference).

         10.12 Security Agreement dated as of November 28, 1994 by and between DDI and BoNY, the successor-in-interest to NationsBank (previously filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by this reference).

         10.13 Security Agreement dated as of November 28, 1994 by and between PBF Washington, Inc. ("PBF") and BoNY, the successor-in-interest to NationsBank (previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by this reference).

         10.14 Stock Purchase Agreement dated as of July 12, 1995 by and among John E. Bailey, Jay W. Hunzeker and DDI (previously filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 33-95804) and incorporated herein by this reference).

         10.15 Non-Qualified Stock Option Agreement dated as of August 25, 1995 by and between the Company and John E. Bailey (previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 6, 1995 and incorporated herein by this reference).

         10.16 Promissory Note dated August 25, 1995 in the principal amount of $2,095,000 made by the Company in favor of John E. Bailey (previously filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on September 6, 1995 and incorporated herein by this reference).

         10.17 Form of Indemnity Agreement by and between the Company and its directors and certain officers (previously filed as Exhibit
                  10.18 to the Company's Registration Statement on Form S-1 (Registration No. 33-95804) and incorporated herein by this reference).

         10.18    Amended and Restated 1995 Stock Incentive Plan of the Company.

         10.19    Form of Incentive Stock Option Agreement.

         10.20    Form of Non-Qualified Stock Option Agreement.

         10.21    Form of Restricted Stock Agreement (previously filed as
                  Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 33-95804) and incorporated herein by this reference).

         10.22 Indenture dated as of November 28, 1994 among DDI, the Guarantors named therein and BoNY, the successor-in-interest to NationsBank (previously filed as Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Registration No. 33-95804) and incorporated herein by this reference).

         10.23 Leasehold Mortgage, Assignment of Leases and Rents and Fixture Filing dated as of November 18, 1994 by DDI to BoNY, the successor-in-interest to NationsBank relating to Bloomington, Minnesota property (previously filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1 (Registration No. 33-95804) and incorporated herein by this reference).

         10.24 Leasehold Mortgage, Assignment of Leases and Rents and Fixture Filing dated as of November 18, 1994 by DDI to BoNY, the successor-in-interest to NationsBank relating to Crystal Lake, Illinois property (previously filed as Exhibit 10.27 to the Company's Registration Statement on Form S-1 (Registration No. 33-95804) and incorporated herein by this reference).

         10.25 Deed of Trust, Assignment of Leases and Rents and Fixture Filing dated as of November 18, 1994 by DDI to Jonathan Hooper for BoNY, the successor-in-interest to NationsBank relating to Dallas, Texas property (previously filed as Exhibit 10.28 to the Company's Registration Statement on Form S-1 (Registration No. 33-95804) and incorporated herein by this reference).

         10.26 Deed of Trust, Assignment of Leases and Rents and Fixture Filing dated as of November 18, 1994 by DDI to the Public Trustee of Denver, Colorado for BoNY, the successor-in-interest to NationsBank relating to Denver, Colorado property (previously filed as Exhibit 10.29 to the Company's Registration Statement on Form S-1 (Registration No. 33-95804) and incorporated herein by this reference).

         10.27 Mortgage, Assignment of Leases and Rents and Fixture Filing dated as of November 18, 1994 by DDI for BoNY, the successor-in-interest to NationsBank relating to Lenexa, Kansas property (previously filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 33-95804) and incorporated herein by this reference).

         10.28 Deed of Trust, Assignment of Leases and Rents and Fixture Filing dated as of November 18, 1994 by DDI to Chicago Title Insurance Company for BoNY, the successor-in-interest to NationsBank relating to Los Angeles, California property (previously filed as Exhibit 10.31 to the Company's Registration Statement on Form S-1 (Registration No. 33-95804) and incorporated herein by this reference).

         10.29 Deed of Trust, Assignment of Leases and Rents and Fixture Filing dated as of November 18, 1994 by DDI to Chicago Title Insurance Company for BoNY, the successor-in-interest to NationsBank relating to Omaha, Nebraska property (previously filed as Exhibit 10.32 to the Company's Registration Statement on Form S-1 (Registration No. 33-95804) and incorporated herein by this reference).

         10.30 Deed of Trust, Assignment of Leases and Rents and Fixture Filing dated as of November 18, 1994 by PBF to Chicago Title Insurance Company for BoNY, the successor-in-interest to NationsBank relating to Tacoma, Washington property (previously filed as Exhibit 10.33 to the Company's Registration Statement on Form S-1 (Registration No. 33-95804) and incorporated herein by this reference).

         10.31 Security Agreement dated as of January 4, 1996 by and between Cal Emblem Labels, Inc. ("Cal Emblem") and BoNY (previously filed as Exhibit 10.34 to the Company's Registration Statement on Form S-1 (Registration No. 333-1340) and incorporated herein by this reference).

         10.32 Supplemental Indenture dated as of January 4, 1996 among DDI, the Guarantors named therein and BoNY (previously filed as Exhibit 10.35 to the Company's Registration Statement on Form S-1 (Registration No. 333-1340) and incorporated herein by this reference).

         10.33 Loan Agreement dated as of January 31, 1997 between DDI and First Bank National Association (the "Bank").

         10.34 Intercreditor Agreement dated as of January 31, 1997 among BoNY and the Bank.

         11.1     Statement Regarding Computation of Per Share Earnings.

         21.1 Subsidiaries of the Company (previously filed as Exhibit 21.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-1340) and incorporated herein by this reference).

         23.1     Consent of Deloitte & Touche LLP, independent auditors

         23.2     Consent of Deloitte & Touche LLP, independent auditors

                  (b)      Reports on Form 8-K:

                  The Company filed no Reports on Form 8-K during the last quarter of the 1996 fiscal year.

                  (c)      Refer to (a) 3 above.

                  (d)      Refer to (a) 2 above.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Data Documents Incorporated
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Data Documents Incorporated and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Data Documents Incorporated and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

February 6, 1997
Omaha, Nebraska

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
(COLUMNAR AMOUNTS IN THOUSANDS)

                                                                                                   DECEMBER 31,
                                                                                               1996             1995
                                                                                           ------------    ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents (Note G)                                                       $     11,151    $      2,024
  Accounts receivable, net of allowances of
    $311,000 and $458,000 (Note H)                                                               31,459          31,569
  Inventories (Note D)                                                                           37,979          36,048
  Other current assets                                                                              898           1,788
                                                                                           ------------    ------------
         Total Current Assets                                                                    81,487          71,429
PROPERTY, PLANT AND EQUIPMENT, net (Notes E and H)                                               37,328          37,502
GOODWILL, net of accumulated amortization of $2,689,000 and $2,273,000                            9,837          10,248
DEFERRED FINANCING COSTS AND OTHER ASSETS                                                         5,325           6,546
                                                                                           ------------    ------------

                                                                                           $    133,977    $    125,725
                                                                                           ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities (Note G)                                        $     18,566    $     19,326
  Accrued compensation                                                                            3,453           3,579
  Accrued interest payable                                                                        4,072           3,877
  Current maturities of long-term obligations (Note H)                                              934           1,169
  Current and deferred income taxes (Note F)                                                      1,017             462
                                                                                           ------------    ------------
         Total Current Liabilities                                                               28,042          28,413

POST-RETIREMENT BENEFITS (Note M)                                                                 1,881           1,805
LONG-TERM OBLIGATIONS (Note H)                                                                   63,965          65,212
DEFERRED INCOME TAXES (Note F)                                                                    2,413           2,871
CONTINGENCIES (Notes H, K and L)


STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued                       --              --
  Common stock, $0.001 par value; 15,000,000 shares authorized;
    9,564,831 and 8,873,016 shares issued; 9,295,224 and 8,603,409 shares outstanding                10               9
  Additional paid-in capital                                                                     32,020          32,162
  Retained earnings (deficit)                                                                     5,881          (4,489)
  Stockholder notes receivable                                                                     (235)           (258)
  Treasury stock, acquired at no cost, 269,607 shares                                              --              --
                                                                                           ------------    ------------
         Total Stockholders' Equity                                                              37,676          27,424
                                                                                           ------------    ------------

                                                                                           $    133,977    $    125,725
                                                                                           ============    ============


See notes to consolidated financial statements.

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(COLUMNAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                         YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                   1996            1995            1994
                                                               ------------    ------------    ------------
NET SALES                                                      $    246,496    $    242,238    $    193,626
COST OF GOODS SOLD                                                  181,058         186,011         148,797
                                                               ------------    ------------    ------------
          Gross Profit                                               65,438          56,227          44,829

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                         38,177          35,334          32,729
STOCK COMPENSATION CHARGE (Note N)                                     --               156            --
                                                               ------------    ------------    ------------
          Operating Income                                           27,261          20,737          12,100

DEBT EXPENSE, Including amortization of
   $828,000, $1,312,000 and $1,072,000                                9,751          13,335           8,735
                                                               ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                                           17,510           7,402           3,365
INCOME TAX EXPENSE  (Note F)                                          7,086           3,127           1,533
                                                               ------------    ------------    ------------

INCOME BEFORE EXTRAORDINARY ITEM                                     10,424           4,275           1,832
EXTRAORDINARY ITEM, net of tax (Note P)                                 (54)         (2,921)         (2,795)
                                                               ------------    ------------    ------------

NET INCOME (LOSS)                                                    10,370           1,354            (963)
LESS PREFERRED DIVIDENDS                                               --              --               620
                                                               ------------    ------------    ------------

NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK                   $     10,370    $      1,354    $     (1,583)
                                                               ============    ============    ============
EARNINGS (LOSS) PER COMMON SHARE:
  Primary:
    Income before extraordinary item                           $       1.05    $       0.61    $       0.13
    Extraordinary item                                         $      (0.01)   $      (0.40)   $      (0.30)
                                                               ------------    ------------    ------------

    Net Income (Loss)                                          $       1.04    $       0.21    $      (0.17)
                                                               ============    ============    ============
  Fully diluted:
    Income before extraordinary item                           $       1.05    $       0.61    $       0.11
    Extraordinary item                                                (0.01)          (0.04)          (0.17)
                                                               ------------    ------------    ------------
    Net Income (Loss)                                          $       1.04    $       0.21    $      (0.06)
                                                               ============    ============    ============
WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING:
    Primary                                                       9,939,454       7,333,864       9,453,494
                                                               ============    ============    ============

    Fully Diluted                                                 9,943,754       7,333,864      16,911,580
                                                               ============    ============    ============



See notes to consolidated financial statements.

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(COLUMNAR AMOUNTS IN THOUSANDS)

                                                                           ADDITIONAL      RETAINED      STOCKHOLDER
                                                               COMMON        PAID-IN       EARNINGS         NOTES
                                                                STOCK        CAPITAL       (DEFICIT)      RECEIVABLE       TOTAL
                                                             -----------   -----------    -----------    -----------    -----------
BALANCE, January 1, 1994                                     $         5   $     1,276    $    (4,260)   $      --      $    (2,979)

   Acquisition of 710,190 shares of treasury stock
       in exchange at no cost                                       --            --             --             --             --
   Preferred dividends                                              --            --             (620)          --             (620)
   407,947 shares issued from treasury stock in
     exchange for notes receivable                                  --             226           --             (226)          --
   Redemption of warrants (Note J)                                  --            (581)          --             --             (581)
   Net loss                                                         --            --             (963)          --             (963)
                                                             -----------   -----------    -----------    -----------    -----------

BALANCE, December 31, 1994                                             5           921         (5,843)          (226)        (5,143)

   48,954 shares issued for cash (Note N)                           --             142           --             --              142
   32,636 shares issued from treasury stock in
     exchange for note receivable (Note N)                          --              95           --              (55)            40
   Warrant reclassification (Note J)                                --           3,087           --             --            3,087
   Payment on stockholders' notes                                   --            --             --               23             23
   Issuance of 3,400,000 common shares (Note C)                        4        27,917           --             --           27,921
   Net income                                                       --            --            1,354           --            1,354
                                                             -----------   -----------    -----------    -----------    -----------

BALANCE, December 31, 1995                                             9        32,162         (4,489)          (258)        27,424

   691,815 shares issued on 61,233 warrants
     exercised (Note J)                                                1          --             --             --                1
   Warrant registration costs                                       --            (142)          --             --             (142)
   Payment on stockholders' notes                                   --            --             --               23             23
   Net income                                                       --            --           10,370           --           10,370
                                                             -----------   -----------    -----------    -----------    -----------

BALANCE, December 31, 1996                                   $        10   $    32,020    $     5,881    $      (235)   $    37,676
                                                             ===========   ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(COLUMNAR AMOUNTS IN THOUSANDS)


                                                                              YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                        1996           1995           1994
                                                                    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $    10,370    $     1,354     $     (963)
  Adjustments to reconcile net income (loss) to
     net cash flows from operating activities:
     Depreciation                                                         4,062          7,552          6,992
     Amortization of intangibles                                          1,490          1,804          1,504
     Stock compensation charge                                             --              156           --
     Extraordinary item                                                      37          1,975          2,941
     Provision for deferred income taxes                                   (296)        (1,375)        (1,743)
     (Gain) loss on sale of property, plant and equipment                   (65)            (4)            46
     Changes in operating assets and liabilities:
       Accounts receivable                                                  110         (2,181)        (3,695)
       Inventories                                                       (1,931)        (3,468)        (1,545)
       Other current assets                                                 168            144           (265)
       Accounts payable and accrued liabilities                           2,579         (3,513)         3,291
       Accrued interest                                                     195          2,744            141
       Current taxes on income and other                                  1,176            131           (445)
       Other assets                                                         259           (438)            96
                                                                    -----------    -----------    -----------

          Net cash flows from operating activities                       18,154          4,881          6,355
                                                                    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (3,940)        (3,955)        (6,972)
  Proceeds from the sale of property, plant and equipment                   117             58            193
  Investment in Cal Emblem                                                 --           (2,403)          --
                                                                    -----------    -----------    -----------

          Net cash flows from investing activities                       (3,823)        (6,300)        (6,779)
                                                                    -----------    -----------    -----------


See notes to consolidated financial statements.

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

(COLUMNAR AMOUNTS IN THOUSANDS)

                                                                                YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                              1996           1995           1994
                                                                       -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                          --             --      $    85,000
  Payment of debt                                                      $    (1,697)   $   (30,227)       (56,673)
  Principal payments of lease finance obligation                              --             --          (12,608)
  Change in liability for outstanding checks                                (3,389)         1,347            512
  Dividends paid                                                              --             --             (620)
  Preferred stock redemptions                                                 --             --           (6,829)
  Debt issuance and related costs                                             --             --           (4,651)
  Payment for stock registration costs - net                                  (141)          --             --
  Proceeds from sale of common stock                                          --           27,947           --
  Principal receipts on stockholder notes receivable                            23             23           --
                                                                       -----------    -----------    -----------
           Net cash flows from financing activities                         (5,204)          (910)         4,131
                                                                       -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                              9,127         (2,329)         3,707

CASH AND CASH EQUIVALENTS, Beginning of period                               2,024          4,353            646
                                                                       -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, End of period                               $    11,151    $     2,024    $     4,353
                                                                       ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the year for:
      Interest                                                         $     9,031    $     9,639    $     7,522
                                                                       ===========    ===========    ===========

      Income taxes                                                     $     6,084    $     2,759    $     1,941
                                                                       ===========    ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Termination agreement (Note H)                                                                   $     1,349
                                                                                                     ===========

    Exchange of common stock purchase warrants with
      exchangeable warrants (Note J)                                                                 $       581
                                                                                                     ===========

    Issuance of 32,636 and 407,947 shares of common stock for
      stockholder notes receivable                                                    $        55    $       226
                                                                                      ===========    ===========

    Acquisition of treasury stock at no cost in 1994                                                        --
                                                                                                     ===========

    Issuance of promissory notes to the former stockholders of
      Cal Emblem Labels, Inc. (Note B)                                                $    2,245
                                                                                      ==========



See notes to consolidated financial statements.

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(COLUMNAR DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF OPERATIONS - Data Documents Incorporated (the "Company") was formed for the purpose of acquiring Data Documents, Inc. The Company designs, manufactures, and markets business forms, pressure-sensitive label products and supplies, specialized direct mail products and software-based services. A substantial portion of the Company's forms sales are made in connection with its proprietary forms management system. The principal markets for the business forms are primarily located in the geographic markets of mid-America, the southwest and the northwest. The principal markets for the labels and direct mail business are nationwide.

      CONSOLIDATION - The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated during consolidation. All operating activities, assets and liabilities are those of the Company's subsidiaries.

      CASH AND CASH EQUIVALENTS - All highly liquid investments, purchased with a maturity of three months or less are considered cash equivalents.

      INVENTORIES - Inventories are valued at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful life of the asset, which are as follows: buildings, 30 years; leased facilities and leasehold improvements, life of the lease; machinery and equipment, 3 to 12 years; and furniture and fixtures, 4 to 10 years.

      GOODWILL - Goodwill represents the excess of costs over the value of net tangible assets acquired in the acquisition of Data Documents, Inc., PBF Washington, Inc., and Cal Emblem Labels, Inc. This cost is being amortized on a straight-line basis over 30 years. Recoverability of this asset is evaluated periodically based on management's estimate of future undiscounted operating income of the businesses acquired.

      DEFERRED FINANCING COSTS - Deferred financing costs represents the cost of securing debt financing. The cost is being amortized over the estimated periods of outstanding principal amounts of the related obligations.

      OTHER ASSETS - Subscriber installation costs for the Company's software-based Odyssey Integrated Services program are capitalized and amortized over the initial period of the subscriber agreement, generally 3 years.

      REVENUE RECOGNITION - Sales and related cost of goods sold are recognized upon shipment of products.

      INCOME TAXES - The Company and its wholly-owned subsidiaries file a consolidated income tax return. The Company uses an asset and liability approach for the financial reporting of income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 - Accounting for Income Taxes. Deferred income taxes arise from temporary differences between financial and tax reporting.

      OTHER POSTRETIREMENT BENEFITS - The Company accounts for postretirement benefits in accordance with SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions. The Company has elected to recognize the transition obligation relating to prior service cost in its statement of operations over a 20-year period beginning in 1993.

      STOCK SPLIT - The Company's Board of Directors declared a 6.52715097-to-1 stock split in August 1995 and the financial statements presented herein reflect the split for all periods presented.

      EARNINGS PER SHARE - The earnings per share calculation is based upon net income less preferred dividends and the weighted average number of shares of common stock outstanding and warrants and options when dilutive. The calculation on a fully-diluted basis assumes conversion of the convertible preferred stock at the beginning of the period.

      NEW ACCOUNTING PRONOUNCEMENTS - In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities which established accounting and reporting standards for such transfers. The Company will adopt SFAS No. 125 effective January 1, 1997 as required. The impact on the Company's financial position and results of operations is not expected to be material.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      RECLASSIFICATIONS - Certain reclassifications have been made to the prior year financial statements to conform to the 1996 presentation.

B.    ACQUISITION

      On August 25, 1995, the Company acquired all of the outstanding stock of Cal Emblem Labels, Inc. ("Cal Emblem") for $4.5 million, plus replacement of Cal Emblem's bank debt, which was funded through borrowings of approximately $5.9 million under the Company's existing revolving credit facility and the issuance of five-year term promissory notes in the aggregate principal amount of $2.2 million to the former owners. The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities and results of operations of Cal Emblem are included in the Company's consolidated financial statements subsequent to the acquisition date. The purchase price has been allocated to the underlying assets and liabilities of Cal Emblem based on their respective fair values at the date of acquisition. The excess cost over the fair market value of net assets acquired of $4,122,000 is being amortized over a 30-year period on a straight-line basis.

      The following unaudited pro forma financial information shows the results of operations of the Company as though the acquisition occurred as of January 1, 1994.

                                                            YEARS ENDED
                                                             DECEMBER 31,
                                                     -------------------------
                                                        1995           1994
                                                            (UNAUDITED)

Net sales                                            $   256,030   $   216,244
Income from continuing operations                          4,174         2,026
Net income (loss) available for common stock               1,253        (1,389)
Earnings per common share before
  extraordinary item:
  Primary                                            $      0.60   $      0.15

  Fully diluted                                             0.60          0.12

C.    INITIAL PUBLIC OFFERING

      In October 1995, the Company completed an initial public offering (the "Offering") of 3,400,000 shares of common stock of the Company at an offering price of $9.00 per share. The net proceeds of the offering were used to redeem approximately $24,000,000 in aggregate principal amount of Data Documents, Inc.'s 13 1/2% Senior Notes.

D.    INVENTORIES

      Inventories consisted of:

                                                              DECEMBER 31,
                                                      --------------------------
                                                         1996           1995
Finished goods                                        $    28,739    $    26,888
Work in process                                             1,264          1,287
Raw materials                                               7,032          6,860
Supplies and spare parts                                      944          1,013
                                                      -----------    -----------

                                                      $    37,979    $    36,048
                                                      ===========    ===========

      Substantially all inventories were valued using the LIFO method. If the FIFO method of inventory accounting had been used, inventories at December 31, 1996 and 1995 would have been lower than reported by $3,500,000, and $712,000, respectively. On a FIFO basis, operating income would have been higher (lower) by $(2,788,000), $2,057,000, and $390,000, respectively, for fiscal years 1996, 1995, 1994. The FIFO cost of inventories approximates replacement cost.

E.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consisted of:


                                                             DECEMBER 31,
                                                       -----------------------
                                                              1996        1995
Land                                                   $     5,336 $     5,336
Buildings                                                   18,835      18,517
Leasehold improvements                                       1,205       1,146
Machinery and equipment                                     57,790      57,531
Furniture and fixtures                                       1,608       1,572
                                                       ----------- -----------
                                                            84,774      84,102
Less accumulated depreciation and amortization              47,446      46,600
                                                       ----------- -----------

                                                       $    37,328 $    37,502
                                                       =========== ===========

F.    INCOME TAXES

      The provision for income taxes on income from continuing operations consists of:

                                              YEARS ENDED DECEMBER 31,
                                      -----------------------------------------
                                         1996           1995           1994
Current provision:
   Federal                            $     6,330    $     3,792    $     2,265
   State                                    1,052            710            399
Deferred                                     (296)        (1,375)        (1,131)
                                      -----------    -----------    -----------

                                      $     7,086    $     3,127    $     1,533
                                      ===========    ===========    ===========


      The following represents a reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal income tax rate to income before income taxes from continuing operations:

                                              YEARS ENDED DECEMBER 31,
                                      -----------------------------------------
                                         1996           1995           1994
Statutory rate                           35.0%          34.0%          34.0%
State income tax effect                   3.8            4.0            5.0
Amortization of excess of purchase
  price over net assets acquired          0.9            1.6            3.2
Other                                     0.8            1.5            3.3
Expense of change in estimate of
  deferred income tax liabilities           -            1.1              -
                                         ----           ----           ----
                                         40.5%          42.2%          45.5%
                                         ====           ====           ====

      Deferred income tax assets (liabilities) are comprised of the following at:

                                                              DECEMBER 31,
                                                         ----------------------
                                                            1996         1995
Deferred income tax assets:
  Acquired net operating loss of Cal Emblem              $     506    $     653
  Non-deductible accrued liabilities                           747          498
  Non-deductible bad debt reserve                              121          179
  Other                                                       --            167
                                                         ---------    ---------
                                                             1,374        1,497
                                                         ---------    ---------

Valuation allowance                                           (506)        (653)
                                                         ---------    ---------

Deferred income tax liabilities:
  Basis of property and equipment                           (2,534)      (2,647)
  Basis of inventory                                        (1,108)      (1,143)
  Accrual for pension costs                                   (129)        (387)
  Other                                                        (73)        --
                                                         ---------    ---------
                                                            (3,844)      (4,177)
                                                         ---------    ---------
Net deferred income tax liability                        ($  2,976)   ($  3,333)
                                                         =========    =========

      In connection with the Company's acquisition of Cal Emblem, the Company acquired a net operating loss carryforward. At December 31, 1996, the loss carryforward was $1,307,000 and expires through the year 2009. A valuation allowance has been established for the deferred tax asset related to the loss carryforward. If realized, the loss carryforward will result in a decrease in goodwill.

G.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      A cash management system is utilized under which deposits are made to cover only those checks presented to the bank for payment. Checks not yet presented to the bank for payment in the amounts of $3,946,000, and $7,336,000 at December 31, 1996 and 1995, respectively, are included in accounts payable and accrued liabilities.

H.    LONG-TERM OBLIGATIONS

      Long-term obligations consisted of:

                                                                                   DECEMBER 31,
                                                                             ----------   ----------
                                                                                1996         1995
Senior Secured Notes, 13 1/2%, due 2002, less unamortized
   discount of $1,128,000 and $1,343,000                                     $   59,372   $   59,657
Mortgage note, 10.5%, (due in monthly installments with balloon
   payment in 2002)                                                               2,414        2,469
Promissory notes, 10%, to former Cal Emblem stockholders
   due in annual installments through August 2000                                 1,684        2,245
Obligation under termination agreement payable in monthly
   installments through December 1, 2002, less unamortized
   discount of $661,000 and $848,000                                              1,205        1,288
Note payable, 10.125%, Pierce County, Washington
   (due in varying amounts through 1997)                                            170          570
Other                                                                                54          152
                                                                             ----------   ----------
                                                                                 64,899       66,381
Less current maturities of debt                                                     934        1,169
                                                                             ----------   ----------

                                                                             $   63,965   $   65,212
                                                                             ==========   ==========

      In November 1994, the Company issued 85,000 units, each consisting of $1,000 aggregate principal amount of 13 1/2% senior secured notes of Data Documents, Inc. due 2002 (the "Senior Notes") and common stock purchase warrants to purchase common stock of Data Documents Incorporated. Interest is due semi-annually on January 15 and July 15. The Senior Notes are guaranteed by the Company and its subsidiaries. On or after July 15, 1999, the Senior Notes are redeemable, at the option of the Company, in whole or in part at the redemption prices of 104.2% in 1999 decreasing to 100% in 2001. Upon the change of control, the Company is required to offer to repurchase all outstanding Senior Notes at 101% of the principal amount plus accrued interest to the date of redemption. The restrictions on redemption do not limit the ability of the Company to purchase Senior Notes on the open market.

      In November 1995, the net proceeds of the Offering were used to redeem $24 million of the Company's Senior Notes at a redemption price of 111.4%.

      In June 1996, the Company repurchased from the open market $500,000 of the Senior Notes at a price of 110%.

      The Senior Notes are collateralized by a first priority security interest in substantially all assets other than accounts receivable. The Senior Notes contain certain restrictive covenants which limit, subject to certain exceptions; the incurrence of additional debt, the payment of dividends on and redemption of stock of the Company, asset sales, consolidations, mergers or transfers of all or substantially all of the Company's assets, certain transactions with affiliates including intercompany dividends, and liens, among other things.

      A surety agreement for the benefit of the holders of the Pierce County, Washington debt obligation was allowed to expire in 1995 and payment of $2,030,000 principal was made. The remaining principal of $170,000 will be paid under scheduled maturities without the benefit of a surety agreement.

      In November 1994, the Company terminated an agreement for management, advisory and consulting services. The termination agreement is payable in monthly installments of $21,667 (increasing each January 1 by 4%) to December 1, 2002. The obligation has been recorded at its present value using a 15% discount rate over the seven year term.

      The Company has a revolving credit facility with a maximum credit line of the lesser of $20,000,000 or 80% of eligible accounts receivables, which are pledged as collateral. No amounts under this credit facility were outstanding at December 31, 1996 or 1995. On February 5, 1997, the Company replaced the previous revolving credit facility with a new revolving facility which expires in July, 1999. Debt covenants under this revolving credit facility require maintenance of minimum amounts of net worth. Interest under the revolving facility is paid monthly at .75% above prime and .25% per annum on the unused line available.

      At December 31, 1996, a contingent liability to a financial institution exists for outstanding letters of credit in the amount of $358,000.

      FAIR VALUE - The fair value of the Company's long-term debt is based on quoted market prices or on the current rates offered to the Company for debt of similar maturities. At December 31, 1996, the carrying amount of the Company's debt was $64,899,000 and the estimated fair value was $73,590,000. At December 31, 1995, the carrying value was $66,381,000 and estimated fair value was $71,871,000.

      Aggregate maturities of long-term obligations in each of the next five years are as follows:

          1997                                 $  934
          1998                                    786
          1999                                    808
          2000                                    296
          2001                                    352

I.    PREFERRED STOCK

      On September 7, 1995, the Company amended its articles of incorporation to authorize issuance of 5,000,000 shares of preferred stock having a par value of $0.01 per share. None of the shares of the authorized preferred stock have been issued. The Board of Directors, without further action by the holders of common stock, may issue shares of preferred stock and may fix or alter the voting rights, redemption provisions, dividend rights, dividend rates, liquidation preferences, conversion rights and the designation of and number of shares constituting any wholly-unissued series of preferred stock.

      Prior to November 23, 1994, the two classes of preferred stock of the Company were entitled to quarterly dividends at the rate of $10 per annum. Dividends were cumulative, if not declared. In November 1994, all of the outstanding preferred stock was repurchased at face value.

J.    WARRANTS

      In connection with the 1994 issuance of the Senior Notes, the Company issued warrants to purchase its common stock (the "Warrants"). Each Warrant, when exercised, entitles the holder thereof to receive the number of shares of common stock as set forth on the Warrant at $.002 per share. Prior to the completion of the Offering, the Warrants were exercisable at any time on or after November 28, 1995 and unless exercised, automatically expire on July 15, 2002. The Warrants entitle the holders to purchase in the aggregate 960,344 shares of common stock, or approximately 10% of the outstanding common stock on a fully-diluted basis. During 1996, 61,233 Warrants were exercised for 691,815 shares of common stock.

      Also in 1994, upon the issuance of the Senior Notes, the Company canceled all previously existing common stock purchase warrants outstanding at that date and replaced them with additional Warrants to purchase in the aggregate 320,111 shares of common stock or approximately 3% of the outstanding common stock on a fully-diluted basis and which are exchangeable under the same terms as described above. All these warrants remain outstanding at December 31, 1996.

      Under specified conditions the warrants were redeemable for cash or Senior Notes. In 1995, the warrants became solely exchangeable for shares of common stock, and the warrants were reclassified to additional paid in capital.

K.    CONTINGENCIES

      The Company is subject to lawsuits and claims which arise out of the normal course of its business. In the opinion of management, the disposition of such claims will not have a material adverse effect on the Company's financial position or results of operations.

L.    LEASES

      Sales offices, certain manufacturing facilities, certain transportation and other equipment are leased under long-term noncancellable leases. Substantially all of the leases are net leases which require payment of property taxes, insurance and maintenance costs in addition to rental payments.

      At December 31, 1996, the future minimum lease payments under noncancellable operating leases with rental terms of more than one year amount to:

           1997                                                $ 2,223
           1998                                                  1,790
           1999                                                    877
           2000                                                    380
           2001                                                    218
           Later Years                                             812
                                                               -------
           Total minimum obligation                            $ 6,300
                                                               =======

      Rent expenses relating to all operating leases were $2,692,000, $2,537,000, and $2,328,000 for the years ended December 31, 1996, 1995 and
      1994, respectively.

M.    EMPLOYEE BENEFIT PLANS

      Pension Plans -- The Company and its subsidiaries have defined benefit retirement plans for eligible salaried and hourly employees. Benefits are based on years of credited service and average compensation for each year of service. For 1996, 1995 and 1994, the Company's funding policy is to contribute the minimum amount deductible for federal income tax purposes. Plan assets are invested in common trust funds administered by a corporate trustee.

      Net periodic pension cost of the defined benefit plans includes the following components:

                                                      YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                     1996       1995       1994
Service cost                                      $   690    $   571    $   632
Interest cost on projected benefit obligation       1,015        881        800
Return on plan assets                              (1,906)    (1,911)       180
Net amortization and deferral                         866        892     (1,206)
                                                  -------    -------    -------

Net periodic pension cost                         $   665    $   433    $   406
                                                  =======    =======    =======

      The following table sets forth the plan's funded status and the amount recognized in the Company's balance sheet:

                                                                             DECEMBER 31,
                                                                     --------------------------
                                                                         1996           1995
Actuarial present value of benefit obligations:
  Vested benefit obligation                                          $    12,592    $    11,494
  Nonvested benefit obligation                                               363            360
                                                                     -----------    -----------

Accumulated benefit obligation                                       $    12,955    $    11,854
                                                                     ===========    ===========

Projected benefit obligation for services rendered to date           $    15,069    $    13,690
Plan assets at fair value                                                 14,170         11,734
                                                                     -----------    -----------
Plan assets less than projected benefit obligation                          (899)        (1,956)
Unrecognized net loss                                                      1,276          2,191
Unrecognized prior service cost                                              (48)           (74)
                                                                     -----------    -----------

Prepaid pension cost                                                 $       329    $       161
                                                                     ===========    ===========

      The projected benefit obligation is determined using a weighted average discount rate of 7.5% for 1996 and 1995, and a 3.5% rate of increase in future compensation levels for 1996 and 1995.

      The Company and its subsidiaries are also participants in multi-employer pension plans covering union employees. Costs associated with these plans aggregate approximately $68,000, $66,000 and $62,000 for 1996, 1995 and 1994, respectively.

      SAVINGS PLAN - The Company has a Salary Deferral Savings Plan which permits employees to make salary reduction contributions from 1% to 18%. The Plan is a defined contribution pension plan which became effective July 1, 1988. The administrative expenses related to the Plan are paid by the Company.

      POSTRETIREMENT BENEFITS OTHER THAN PENSIONS - The Company accounts for postretirement benefits in accordance with SFAS No. 106. The Company accrues the estimated cost of retiree benefit payments during the years the employee provides services. The Company has elected to recognize the initial obligation of approximately $1,637,000 over a period of twenty years.

      Certain medical and dental benefits are provided to qualifying employees. The following table sets forth the medical and dental plans' funded status:

      Accumulated postretirement benefits obligation:

                                                                               DECEMBER 31,
                                                                        --------------------------
                                                                            1996           1995

Retirees                                                                $       605    $       741
Fully eligible plan participants                                              1,011            983
                                                                        -----------    -----------
Accumulated postretirement benefit obligations in excess
  of plan assets                                                             (1,616)        (1,724)
Unrecognized transition obligation (included in other assets)                 1,310          1,391
Unrecognized net gain                                                          (265)           (81)
                                                                        -----------    -----------

Accrued postretirement benefit cost                                     $      (571)   $      (414)
                                                                        ===========    ===========

      Net postretirement benefit cost consisted of the following components:

                                                                   YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                 1996        1995        1994
Service cost of benefits earned                               $     127   $      87   $     115
Interest cost on accumulated postretirement benefit
  obligation                                                        129         131         116
Amortization of transition obligation                                81          82          81
                                                              ---------   ---------   ---------

Net postretirement benefit cost                               $     337   $     300   $     312
                                                              =========   =========   =========

      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of January 1, 1993 was 12% for 1993, decreasing gradually to a 6% annual growth rate after 12 years and remaining at a 6% annual rate thereafter. A one-percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by approximately $218,000 as of December 31, 1996 and would increase net postretirement health care cost by $10,000 for the year ended December 31, 1996. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for the years ended December 31, 1996 and 1995.

N.    STOCK COMPENSATION PLANS

      The Company accounts for its stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. Compensation cost related to stock-based compensation was $0 and $156,000 for the years ended December 31, 1996 and 1995, respectively.

      The Board of Directors of the Company adopted the 1995 Employee Stock Incentive Plan (the "Plan") pursuant to which the Board may award options to purchase, in aggregate, 500,000 shares of common stock. Options vest and become exercisable over a one to three year period after date of grant and generally expire no later than ten years from the date of grant. The exercise price per share is no less than the fair market value on the date each option is granted.

      In connection with the Company's acquisition of Cal Emblem in August, 1995, the Company granted options for 195,815 shares to a former stockholder of Cal Emblem at the initial public offering price of $9.00.

      During the second quarter of 1995, the Company recorded a noncash expense of $156,000 relating to the sale of common shares to a director and an employee. The amount represents the excess of the estimated fair value of the common shares over consideration received. Such shares have been considered outstanding for all periods presented in the computation of earnings per share.

      If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and earnings
      (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                             1996                 1995                1994
                                                                             ----                 ----                ----
        Net Income (loss)                            As reported           $ 10,370             $ 1,354              $   (963)
                                                     Pro forma             $ 10,190             $   833              $   (963)

        Primary earnings (loss) per share            As reported           $   1.04             $  0.21              $  (0.17)
                                                     Pro forma             $   1.02             $  0.14              $  (0.17)

        Fully Diluted earnings (loss)  per share     As reported           $   1.04             $  0.21              $  (0.06)
                                                     Pro forma             $   1.02             $  0.14              $  (0.06)


      The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: dividend yield of
0.0 percent, expected volatility of 39.9 percent, risk-free interest rates of
6.3 percent and expected lives of 5 years for all the years presented.

      A summary of the status of the Company's stock option plans as of December 31, 1996 and 1995 and changes during the years ending on those dates is presented below:


                                                                1996                                         1995
                                                   ---------------------------------         ---------------------------------
                                                                    Weighted-Average                          Weighted-Average
              Fixed Options                        Shares            Exercise Price           Shares           Exercise Price
              -------------                        ------            --------------           ------           --------------
Outstanding at beginning of year                    324,615                $   9.03             0                    N/A
Granted                                             187,650                $  10.44          324,615               $ 9.03
Exercised                                                 0                 N/A                 0                    N/A
Forfeited                                            (5,000)               $  10.43             0                    N/A
                                                     -------                                    -
Outstanding at end-of-year                          507,265                $   9.54          324,615               $ 9.03
                                                    =======                                  =======

Options exerciseable at year-end                    258,082                                  195,815
                                                    =======                                  =======

Weighted-average fair value of options
granted during the year                            $ 4.68                                     $ 4.05



The following table summarizes information about stock options outstanding at December 31, 1996:


                                             Options Outstanding                                   Options Exerciseable
                        --------------------------------------------------------------    ---------------------------------------
       Range of              Number         Weighted-Average                                   Number
       Exercise          Outstanding at         Remaining          Weighted-Average       Exerciseable at     Weighted-Average
         Prices             12/31/96        Contractual Life        Exercise Price            12/31/96         Exercise Price
         ------             --------        ----------------        --------------            --------         --------------
   $   9.00 - $  9.99        332,615            6.8 years             $     9.06              258,082              $  9.01
   $  10.00 - $ 10.99        100,000            9.8 years             $    10.00                 0                  N/A
   $  11.00 - $ 11.99         74,650            9.7 years             $    11.07                 0                  N/A
                             -------                                                          -------
   $   9.00 - $ 11.99        507,265            7.8 years             $     9.54              258,082              $  9.01
                             =======                                                          =======

O.    RELATED PARTY TRANSACTIONS

      In February 1988, the Company entered into an agreement for management, advisory and consulting services through 1998 with Raebarn Corporation whose principals are common stockholders and/or directors of the Company. The agreement provided in the event that the Company, at any time during the term of the agreement, engaged in certain transactions, Raebarn Corporation had the right to act as the Company's financial advisors. Payments to Raebarn totaled $250,000 in 1994. In November 1994, the Company terminated its agreement with Raebarn in exchange for monthly payments to Raebarn through December 2002 the present value of which has been accrued (See Note H).

P.    EXTRAORDINARY ITEMS

      In June 1996, the Company incurred an extraordinary charge of $54,000, net of income tax benefit of $34,000, for the write-off of unamortized deferred financing costs, unamortized original issue discount, and certain premium on reacquisition associated with the purchase and retirement of $500,000 of Senior Notes.

      In November 1995, the Company incurred an extraordinary charge of $2,921,000 net of income tax benefit of $1,790,000, for the write-off of unamortized deferred financing costs, unamortized original issue discount and prepayment fees associated with the prepayment of $24,000,000 of Senior Notes.

      In November 1994, the Company incurred an extraordinary charge of $2,795,000, net of income tax benefit of $1,787,000, for the write-off of unamortized deferred financing costs, unamortized original issue discount and certain termination fees and costs associated with the early termination of debt.

Q.    SUMMARIZED FINANCIAL INFORMATION

      Following is the summarized financial information of Data Documents, Inc. and subsidiaries:

                                                        DECEMBER 31,
                                                    ---------------------
                                                     1996          1995
Current assets                                      $81,487       $71,429
Noncurrent assets                                   $52,490       $54,296
Current liabilities                                 $28,042       $28,413
Noncurrent liabilities                              $68,259       $69,888



                                             YEARS ENDED DECEMBER 31,
                                      -------------------------------------
                                        1996          1995          1994
Net sales                             $246,496      $242,238      $193,626
Gross profit                          $ 65,438      $ 56,227      $ 44,829
Net income (loss)                     $ 10,370      $  1,354      $   (963)

      Following is the summarized combined financial information of PBF Washington, Inc. and Cal Emblem Labels, Inc. (wholly-owned subsidiaries of Data Documents, Inc.), guarantors of the Senior Notes. The information presented for Cal Emblem Labels, Inc. is as of December 31, 1996 and 1995 and for the year ended December 31, 1996 and from August 25, 1995 (date of acquisition) through December 31, 1995:

                                                           December 31,
                                                  ----------------------------
                                                     1996             1995
Current assets                                    $    6,849       $    7,948
Noncurrent assets                                 $    8,813       $   10,581
Current liabilities                               $    7,474       $   11,301
Noncurrent liabilities                            $      883       $    1,140


                                                  Years Ended December 31,
                                           ------------------------------------
                                              1996          1995          1994
Net sales                                  $  33,438     $  23,455     $  14,486
Gross profit                               $   6,854     $   4,204     $   2,394
Net income                                 $   1,075     $     608     $     217


[START HERE]

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Omaha, State of Nebraska, on the 21st day of March, 1997.

                               DATA DOCUMENTS INCORPORATED
                               (Registrant)



                                         /s/ A. ROBERT THOMAS
                               -----------------------------------------
                               A. Robert Thomas, Chief Financial Officer


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


           SIGNATURE                              TITLE                              DATE
           ---------                              -----                              ----
/s/ WALTER J. KEARNS                  Chairman, President and                     March 21, 1997
---------------------------------     Chief Executive Officer
    Walter J. Kearns                  (Principal Executive
                                      Officer)


/s/ A. ROBERT THOMAS                  Senior Vice President Finance and           March 21, 1997
---------------------------------     General Manager - Business Forms,
    A. Robert Thomas                  Supplies and Services, Secrerary,
                                      Treasurer, Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)


/s/ JOSEPH C. ADDISON                 Director                                    March 21, 1997
---------------------------------
    Joseph C. Addison


/s/ THOMAS E. BLUMENTHAL              Director                                    March 21, 1997
---------------------------------
    Thomas W. Blumenthal


/s/ ROBERT W. CRUICKSHANK              Director                                   March 21, 1997
---------------------------------
    Robert W. Cruickshank

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
Data Documents Incorporated
Omaha, Nebraska


We have audited the consolidated financial statements of Data Documents Incorporated as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 6, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Data Documents Incorporated and subsidiaries listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 6, 1997

DATA DOCUMENTS INCORPORATED                                           Schedule I
(PARENT COMPANY ONLY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(COLUMNAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                               DECEMBER 31,
                                                                                        --------------------------
ASSETS                                                                                      1996           1995
INVESTMENT IN AND ADVANCES TO (FROM)
  SUBSIDIARY (Note A)                                                                   $    37,676    $    27,424
                                                                                        ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

COMMITMENTS AND CONTINGENCIES (Note B)


STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued                   --             --
  Common stock, $0.001 par value; 15,000,000 shares authorized;
    9,295,224 and 8,873,016 shares issued; 9,564,831
    and 8,603,409 shares outstanding                                                             10              9
  Additional paid-in capital                                                                 32,020         32,162
  Retained earnings (deficit)                                                                 5,881         (4,489)
  Stockholder notes receivable                                                                 (235)          (258)
  Treasury stock, acquired at no cost, 269,607 shares                                          --             --
                                                                                        -----------    -----------

           Total Stockholders' Equity                                                        37,676         27,424
                                                                                        -----------    -----------

                                                                                        $    37,676    $    27,424
                                                                                        ===========    ===========


See notes to financial statements.

DATA DOCUMENTS INCORPORATED                                           Schedule I
(PARENT COMPANY ONLY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(COLUMNAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                 YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                              1996           1995           1994
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARY AND
  NET INCOME (LOSS)                                       $    10,370    $     1,354    $      (963)

CASH DIVIDENDS PAID TO PREFERRED STOCKHOLDERS                    --             --             (620)

ACCUMULATED DEFICIT - Beginning of year                        (4,489)        (5,843)        (4,260)
                                                          -----------    -----------    -----------

RETAINED EARNINGS (DEFICIT)                               $     5,881    $    (4,489)   $    (5,843)
                                                          ===========    ===========    ===========



See notes to financial statements.

DATA DOCUMENTS INCORPORATED                                           Schedule I
(PARENT COMPANY ONLY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(COLUMNAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                              YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------------
                                                                            1996          1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $    10,370   $     1,354    $      (963)
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
      Equity in (earnings) loss of subsidiary                            (10,370)       (1,354)           963
                                                                     -----------   -----------    -----------
           Net cash flows from operating activities                         --            --             --
                                                                     -----------   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid to preferred stockholders                                  --            --             (620)
  Preferred stock redemptions                                               --            --           (6,829)
  Advances from and payments on intercompany account
    with subsidiary                                                         --         (27,970)         7,449
  Proceeds from sale of stock                                               --          27,970           --
                                                                     -----------   -----------    -----------
           Net cash flows from financing activities                         --            --             --
                                                                     -----------   -----------    -----------
NET INCREASE (DECREASE) IN CASH                                             --            --             --
CASH, Beginning of year                                                     --            --             --
                                                                     -----------   -----------    -----------
CASH, End of year                                                    $      --     $      --      $      --
                                                                     ===========   ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Exchange of common stock purchase warrants with
      exchangeable warrants                                                                       $       581
                                                                                                  ===========
    Acquisition of treasury stock at no cost                                                      $      --
                                                                                                  ===========
    Issuance of 32,636 and 407,947 shares of common stock
      for stockholder notes receivable, respectively                               $        55    $       226
                                                                                   ===========    ===========


See notes to financial statements.

                                                                      SCHEDULE I
DATA DOCUMENTS INCORPORATED
(PARENT COMPANY ONLY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO FINANCIAL STATEMENTS
(COLUMNAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      INVESTMENT IN AND ADVANCES TO (FROM) SUBSIDIARY - Data Documents Incorporated (Incorporated) accounts for its investment in Data Documents, Inc. (Company) under the equity method of accounting. Advances to (from) the Company are included within the investment in subsidiaries. Certain immaterial franchise taxes are paid by the Company for Incorporated and are expensed in the operations of the Company.

B.    COMMITMENTS AND CONTINGENCIES

      Data Documents Incorporated has provided guarantees of the indebtedness of its subsidiary Data Documents, Inc.

                                                                     Schedule II

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES
DATA DOCUMENTS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                           Balance at     Charged to                                           Balance
                                          Beginning of     Costs and      Charged to            Net           at End of
                                              Year         Expenses     Other Accounts       Charge-offs         Year
                                          ------------    ----------    --------------       -----------     ---------
YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful accounts          $ 457,501      $ 123,968       $    --            $ (270,427)     $ 311,042

YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful accounts          $ 199,964      $ 165,759(a)    $ 125,000          $  (33,222)     $ 457,501

YEAR ENDED DECEMBER 31, 1994:
  Allowance for doubtful accounts          $ 155,781      $ 138,756       $    --            $  (33,222)     $ 199,964

(a) Balance of allowance for doubtful accounts of Cal Emblem Labels, Inc. on the date of acquisition.