Form 10-Q
period 1997-03-31
DATA DOCUMENTS INC
filed 1997-05-14
CIK 26994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

       The number of shares outstanding of the Registrant's Common Stock, as of March 31, 1997, was 9,615,668 shares (excluding 269,607 treasury shares).

                           DATA DOCUMENTS INCORPORATED
                                      INDEX


                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                                                                   Page Number
                                                                   -----------

ITEM 1:  FINANCIAL STATEMENTS:

         CONSOLIDATED BALANCE SHEETS -
           At March 31, 1997 and December 31, 1996                      3

         CONSOLIDATED STATEMENTS OF OPERATIONS -
           For the Three Months Ended March 31, 1997 and 1996           4

         CONSOLIDATED STATEMENTS OF CASH FLOWS -
           For the Three Months Ended March 31, 1997 and 1996           5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    6-8

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 9-10



                       PART II. OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES                                         11

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                             11-12

SIGNATURES                                                             13

PART I - FINANCIAL INFORMATION
ITEM I. - FINANCIAL STATEMENTS

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND DECEMBER 31, 1996
(COLUMNAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                     MARCH 31,        DECEMBER 31,
                                                                                    ------------------------------
                                                                                       1997              1996
                                                                                    (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                          $   9,467         $  11,151
  Accounts receivable, net of allowance of $ 415,000 and $311,000                       32,396            31,459
  Inventories (Note B)                                                                  38,747            37,979
  Other current assets
                                                                                           916               898
                                                                                     ---------         ---------
           Total Current Assets                                                         81,526            81,487

PROPERTY, PLANT AND EQUIPMENT                                                           37,072            37,328
GOODWILL, net of accumulated amortization of $2,793,000 and $ 2,689,000                  9,677             9,837
DEFERRED FINANCING COSTS AND OTHER ASSETS
                                                                                         5,245             5,325
                                                                                     ---------         ---------

                                                                                     $ 133,520         $ 133,977
                                                                                     =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                           $  16,440         $  18,566
  Accrued compensation                                                                   2,811             3,453
  Accrued interest payable                                                               2,029             4,072
  Current maturities of long-term obligations                                              938               934
  Current and deferred income taxes
                                                                                         2,518             1,017
                                                                                     ---------         ---------
           Total Current Liabilities                                                    24,736            28,042

POSTRETIREMENT BENEFITS                                                                  1,889             1,881
LONG-TERM OBLIGATIONS                                                                   63,959            63,965
DEFERRED INCOME TAXES                                                                    2,424             2,413

COMMITMENTS AND CONTINGENCIES (Note C)

COMMON STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued                --                --
  Common stock, $0.001 par value; 15,000,000 shares authorized; 9,885,275 and
    9,564,831 shares issued; 9,615,668 and 9,295,224 shares outstanding                     10                10
  Additional paid-in capital                                                            32,022            32,020
  Retained Earnings                                                                      8,686             5,881
  Stockholder notes receivable                                                            (206)             (235)
  Treasury stock, 269,607 shares acquired at no cost
                                                                                     ---------         ---------
           Total Common Stockholders' Equity
                                                                                        40,512            37,676
                                                                                     ---------         ---------

                                                                                     $ 133,520         $ 133,977
                                                                                     =========         =========

See Notes to Consolidated Financial Statements.

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(COLUMNAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           ----------------------------
                                                                              1997              1996
                                                                           (UNAUDITED)       (UNAUDITED)
NET SALES                                                                  $   62,583        $   65,040

COST OF GOODS SOLD                                                             45,727            48,721
                                                                           ----------        ----------

           Gross Profit                                                        16,856            16,319

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                    9,785             9,499
                                                                           ----------        ----------

           Operating Income                                                     7,071             6,820

DEBT EXPENSE, net, including amortization of $ 201,000 and $208,000             2,353             2,520
                                                                           ----------        ----------

INCOME BEFORE INCOME TAXES                                                      4,718             4,300

INCOME TAX EXPENSE                                                              1,913             1,745
                                                                           ----------        ----------

NET INCOME                                                                 $    2,805        $    2,555
                                                                           ==========        ==========

EARNINGS PER COMMON SHARE:
  Primary                                                                  $     0.28        $     0.26
                                                                           ==========        ==========

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING:
    Primary                                                                 9,957,992         9,904,265
                                                                           ==========        ==========

See Notes to Consolidated Financial Statements.

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(COLUMNAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              ------------------------
                                                                                1997            1996
                                                                             (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  2,805         $ 2,555
  Adjustments to reconcile net income to net cash flows from operating activities:
      Depreciation                                                                 968           1,262
      Amortization of intangibles                                                  398             350
      Provision for deferred income taxes                                          (72)           (107)
      (Gain)/loss on sale of property, plant and equipment                           2             (37)
      Changes in operating assets and liabilities:
        Accounts receivable                                                       (937)           (421)
        Inventories                                                               (768)           (140)
        Other current assets                                                       (18)           (325)
        Accounts payable and accrued liabilities                                (2,072)          1,302
        Accrued interest                                                        (2,043)         (1,990)
        Current taxes on income and other                                        1,640           1,680
        Other assets                                                              (163)            (27)
                                                                              --------         -------
           Net cash flows from operating activities                               (260)          4,102
                                                                              --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (718)           (653)
  Proceeds from the sale of property, plant and equipment                            4              81
                                                                              --------         -------
           Net cash flows from investing activities                               (714)           (572)
                                                                              --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of debt                                                                  (53)            (57)
  Change in liability for outstanding checks                                      (688)         (1,669)
  Payment for stock registration costs - net                                        --             (53)
  Proceeds from sale of common stock                                                 2              --
  Principal receipts on stockholder notes receivable                                29              --
                                                                              --------         -------

          Net cash flows from financing activities                                (710)         (1,779)
                                                                              --------         -------

NET INCREASE (DECREASE) IN CASH                                                 (1,684)          1,751

CASH AND CASH EQUIVALENTS, Beginning of period                                  11,151           2,024
                                                                              --------         -------

CASH AND CASH EQUIVALENTS, End of Period                                      $  9,467         $ 3,775
                                                                              ========         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                  $  4,344         $ 4,372
                                                                              ========         =======

    Income taxes                                                              $    348         $   139
                                                                              ========         =======

See Notes to Consolidated Financial Statements.

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997 AND 1996
(UNAUDITED)
--------------------------------------------------------------------------------


A.      MANAGEMENT STATEMENTS

        The consolidated financial statements of DATA DOCUMENTS INCORPORATED include the accounts of its wholly-owned subsidiaries Data Documents, Inc. (DDI), PBF Washington, Inc. (PBF) and Cal Emblem Labels, Inc. (Cal Emblem). The summarized financial information of DDI (see Note D) include the accounts of its wholly-owned subsidiaries PBF and Cal Emblem. All significant intercompany transactions and accounts have been eliminated during consolidation.

        The consolidated financial statements of the Company contained herein should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

        The consolidated financial statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

        Certain reclassifications have been made to the 1996 financial statements to conform to those classifications used in 1997.

B.      INVENTORIES

        Inventories consisted of (in thousands):

                                       MARCH 31,     DECEMBER 31,
                                       ---------     ------------
                                         1997           1996
                                      (UNAUDITED)
        Finished goods                  $29,571        $28,739
        Work in process                   1,108          1,264
        Raw materials                     7,082          7,032
        Supplies and spare parts            986            944
                                        -------        -------

                                        $38,747        $37,979
                                        =======        =======



        Substantially all inventories were valued using the LIFO method. If the FIFO method of inventory accounting had been used, inventories would have been lower than reported by $3,705,000 and $3,500,000 at March 31, 1997 and December 31, 1996, respectively. On a FIFO basis, operating income would have been lower by $205,000 and $1,158,000, respectively, for the three months ended March 31, 1997 and March 31, 1996. The FIFO cost of inventories approximates replacement cost.

C.      COMMITMENTS AND CONTINGENCIES

        The Company is subject to lawsuits and claims which arise out of the normal course of its business. In the opinion of management, the disposition of such claims will not have a material adverse effect on the Company's financial position or results of operations.

D.      SUMMARIZED FINANCIAL INFORMATION

        Following is the summarized financial information of Data Documents, Inc. and subsidiaries in (thousands):

                                       March 31,   December 31,
                                    ---------------------------
                                        1997          1996
                                    (Unaudited)
        Current assets                $81,526        $81,487
        Noncurrent assets             $51,994        $52 490
        Current liabilities           $24,736        $28,042
        Noncurrent liabilities        $68,272        $68,259

                                         Three Months Ended
                                    ---------------------------
                                      March 31,       March 31,
                                       1997            1996
                                    (Unaudited)     (Unaudited)
        Net sales                     $62,583        $65,040
        Gross Profit                  $16,856        $16,319
        Net income                    $ 2,805        $ 2,555


        Following is the summarized financial information of PBF Washington, Inc. and Cal Emblem Labels, Inc. (wholly owned subsidiaries of Data Documents, Inc.), guarantors of the Senior Notes.

                                      March 31,     December 31,
                                    ----------------------------
                                        1997           1996
                                    (Unaudited)
        Current assets                $ 6,370         $ 6,849
        Noncurrent assets             $ 8,621         $ 8,813
        Current liabilities           $ 6,627         $ 7,474
        Noncurrent liabilities        $   722         $   883

                                          Three Months Ended
                                     March 31,         March 31,
                                    ----------------------------
                                       1997            1996
                                    (Unaudited)      Unaudited)
        Net sales                     $ 8,428         $ 8,642
        Gross Profit                  $ 1,766         $ 1,760
        Net income                    $   337         $   261

E.      RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities which established accounting and reporting standards for such transfers. The Company has adopted SFAS No. 125 effective January 1, 1997 as required. The impact on the Company's financial position and results of operations was not material.

        In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share which specifies the computation, presentation and disclosure requirements for earnings per share. The objective of the statement is to simplify the computation of earnings per share. The impact on the Company's earnings per share is not materially different than earnings per share determined in accordance with current guidance. SFAS No. 128 is applicable for fiscal years ending after December 15, 1997.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996:

NET SALES

Net sales were $62.6 million for the quarter ended March 31, 1997, a decrease of 3.7% from $65.0 million in 1996. Paper price decreases in 1997 over 1996 are estimated to have negatively impacted total sales by approximately 6.1%, most of which related to business forms and supplies. Net sales of business forms, supplies and services decreased 10.4% with decreases of 2.9% in custom forms sales and 29.1% in stock forms sales. These decreases were partially offset by $1.6 million of increased sales from Odyssey Integrated Services(R) customers. Pressure-sensitive label sales increased 7.5% and InteliMail(R) sales increased 5.2% in 1997 as compared to 1996.

GROSS PROFIT

Gross profit was $16.9 million for the quarter ended March 31, 1997, an increase of 3.3% from $16.3 million in 1996. Gross profit in 1997 was favorably impacted by approximately $0.3 million in reduced depreciation expense from fully-depreciated assets. As a percentage of sales, gross profit was 26.9% compared with 25.1% in 1996. Gross profit margins of business forms, supplies and services increased 3.5% for the first quarter of 1997. Pressure-sensitive labels gross profit margins decreased by 0.6% in the first quarter of 1997 primarily as a result of sales mix. InteliMail gross profit margins increased 1.0%, primarily as a result of operating levels from increased sales volume. During the first quarter of 1997, LIFO income of $0.2 million was more than offset by $0.3 million reduction of on-hand standard inventory values. During the comparable quarter of 1996, LIFO income of $1.2 million was offset by a reduction of on-hand standard inventory values of $1.5 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $9.8 million for the quarter ended March 31, 1997, an increase of $0.3 million over 1996. This increase is primarily the result of payroll related costs. These expenses as a percentage of sales were 15.6% in 1997 compared to 14.6% in 1996.


DEBT EXPENSE

The decrease in debt expense of $0.2 million is due to the combination of lower debt in 1997 and interest income from the Company's cash balance.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies primarily upon operating cash flow and borrowings under its revolving credit facilities to finance capital expenditures, increases in working capital and debt service. At March 31, 1997, working capital was $56.8 million, an increase of $3.4 million from the working capital balance as of December 31, 1996. Operating activities used cash of approximately $0.3 million during the quarter ended March 31, 1997. Cash generated by the increased earnings during the quarter was primarily used to pay interest, accounts payable and accrued liabilities. The Company had a net cash outflow of approximately $0.7 million from its investing activities in the quarter ended March 31, 1997, for capital expenditures. The Company estimates that its capital expenditures for fiscal 1997 will be between $6.0 million and $7.0 million.

In connection with the 1995 acquisition of Cal Emblem, the Company issued two five-year term promissory notes in the aggregate principal amount of $2.2 million which accrue interest at the rate of 10% per annum. Principal and interest payments are due in approximately equal installments over five years.

The tax-exempt industrial revenue bonds in the principal amount of $170 thousand bear an annual interest rate of 10.125% and are due on October 1, 1997. Monthly sinking fund payments are required.

In January 1997, DDI entered into a new revolving facility (the "Revolving Credit Facility") that provides for borrowing of up to $20 million. The Revolving Credit Facility is secured by the Company's accounts receivable and the proceeds thereof and, subject to the first lien of the holders of the Senior Notes, by the Company's inventory and proceeds thereof. Outstanding indebtedness under the Revolving Credit Facility is limited to 80% of eligible accounts receivable (subject to reduction by the lender under certain circumstances). The facility will expire in July 1999. Under the terms of the Indenture governing the Senior Notes, the Company is permitted to incur additional revolving credit indebtedness in an amount equal to 85% of its accounts receivable, and based upon accounts receivable balances at March 31, 1997, the Company was permitted to incur approximately $20 million of revolving credit indebtedness. As of March 31, 1997, there was no amount outstanding under the Company's Revolving Credit Facility. The facility restricts certain liens, the payment of dividends on, and redemption of, any class of the capital stock of DDI (all of which is currently owned by Data Documents Incorporated), PBF or Cal Emblem and certain other restricted payments, among other things.

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

PART II.  OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES

         (a) During the quarter ended March 31, 1997, 320,111 shares of common stock were issued as a result of the exercise of 49,043 Warrants.

         (b) During the quarter ended March 31, 1997, 333 shares of common stock were issued as a result of the exercise of stock options.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 11 - Statement Regarding Computation of Per Share
               Earnings

          (b)  Current Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended March 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      DATA DOCUMENTS INCORPORATED




Date:   May 13, 1997                   By:  /s/  A. ROBERT THOMAS
                                          -------------------------------------
                                          A. Robert Thomas,
                                          Chief Financial Officer


Date:   May 13, 1997                  By:  /s/  WALTER J. KEARNS
                                          -------------------------------------
                                          Walter J. Kearns,
                                          President and Chief Executive Officer