Form 10-Q
period 1997-06-30
DATA DOCUMENTS INC
filed 1997-08-14
CIK 26994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  ----------------

Commission file number:  0-26674

                           DATA DOCUMENTS INCORPORATED
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     47-0714942
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

YES   X   NO
   ------   ------


     The number of shares outstanding of the Registrant's Common Stock, as of June 30, 1997 was 9,687,532 (excluding 269,607 treasury shares).

                           DATA DOCUMENTS INCORPORATED
                                      INDEX


                          PART I. FINANCIAL INFORMATION


                                                                                                Page Number
                                                                                                -----------
ITEM 1:      FINANCIAL STATEMENTS:


             CONSOLIDATED BALANCE SHEETS -
               At June 30, 1997 and December 31, 1996                                                3

             CONSOLIDATED STATEMENTS OF OPERATIONS -
               For the Three and Six Months Ended June 30, 1997 and 1996                             4

             CONSOLIDATED STATEMENTS OF CASH FLOWS -
               For the Six Months Ended June 30, 1997 and 1996                                       5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                            6 - 8

ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                         9 -11



                           PART II. OTHER INFORMATION


ITEM 3:      CHANGES IN SECURITIES                                                                  12

ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                    12

ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K                                                      12-13

SIGNATURES                                                                                          14

PART I - FINANCIAL INFORMATION
ITEM I. - FINANCIAL STATEMENTS

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND DECEMBER 31, 1996
(COLUMNAR AMOUNTS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------
                                                                                         JUNE 30,     DECEMBER 31,
                                                                                        ---------      ---------
                                                                                          1997           1996
                                                                                      (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                             $  13,300      $  11,151
  Accounts receivable, net of allowance of  $475,000 and $311,000                          34,152         31,459
  Inventories (Note B)                                                                     38,183         37,979
  Other current assets                                                                      1,962            898
                                                                                        ---------      ---------
           Total Current Assets                                                            87,597         81,487

PROPERTY, PLANT AND EQUIPMENT                                                              37,623         37,328
GOODWILL, net of accumulated amortization of $2,897,000 and $2,689,000                      9,531          9,837
DEFERRED FINANCING COSTS AND OTHER ASSETS                                                   5,402          5,325
                                                                                        ---------      ---------

                                                                                        $ 140,153      $ 133,977
                                                                                        =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                              $  19,824      $  18,566
  Accrued compensation                                                                      3,166          3,453
  Accrued interest payable                                                                  4,134          4,072
  Current maturities of long-term obligations                                                 947            934
  Current and deferred income taxes
                                                                                              415          1,017
                                                                                        ---------      ---------
           Total Current Liabilities                                                       28,486         28,042

POST-RETIREMENT BENEFITS                                                                    1,897          1,881
LONG-TERM OBLIGATIONS, net of current maturities                                           63,952         63,965
DEFERRED INCOME TAXES                                                                       2,489          2,413

COMMITMENTS AND CONTINGENCIES (Note C)


COMMON STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued                 --             --
  Common stock, $0.001 par value; 15,000,000 shares authorized; 9,957,139 and
  9,564,831 shares issued; 9,687,532 and 9,295,224 shares outstanding, respectively            10             10
  Additional paid-in capital                                                               32,022         32,020
  Retained earnings                                                                        11,503          5,881
  Stockholder notes receivable                                                               (206)          (235)
  Treasury stock, 269,607 shares acquired at no cost                                           --             --
                                                                                        ---------      ---------
           Total Common Stockholders' Equity
                                                                                           43,329         37,676
                                                                                        ---------      ---------
                                                                                        $ 140,153      $ 133,977
                                                                                        =========      =========



See Notes to Consolidated Financial Statements.

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(COLUMNAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

--------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                         JUNE 30,
                                                 -----------      -----------      -----------     -----------
                                                    1997             1996             1997             1996
                                                          (UNAUDITED)                       (UNAUDITED)
NET SALES                                        $    63,811      $    59,638      $   126,394     $   124,678

COST OF GOODS SOLD                                    47,611           43,521           93,338          92,242
                                                 -----------      -----------      -----------     -----------


           Gross Profit                               16,200           16,117           33,056          32,436

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           9,224            9,303           19,009          18,802
                                                 -----------      -----------      -----------     -----------


           Operating Income                            6,976            6,814           14,047          13,634

DEBT EXPENSE, including amortization of
  $198,000, $207,000, $399,000 and $415,000            2,254            2,440            4,607           4,960
                                                 -----------      -----------      -----------     -----------


INCOME BEFORE INCOME TAXES                             4,722            4,374            9,440           8,674

INCOME TAX EXPENSE                                     1,905            1,775            3,818           3,520
                                                 -----------      -----------      -----------     -----------

INCOME BEFORE EXTRAORDINARY ITEM                       2,817            2,599            5,622           5,154

EXTRAORDINARY ITEM, net of tax (Note D)                    -              (54)               -             (54)
                                                 -----------      -----------      -----------     -----------


NET INCOME                                       $     2,817      $     2,545      $     5,622     $     5,100
                                                 ===========      ===========      ===========     ===========


EARNINGS PER COMMON SHARE:
  Primary:
    Income before extraordinary item             $      0.28      $      0.26      $      0.56     $      0.52

    Extraordinary item                                     -            (0.01)               -           (0.01)
                                                 -----------      -----------      -----------     -----------


      Net Income                                 $      0.28      $      0.25      $      0.56     $      0.51
                                                 ===========      ===========      ===========     ===========

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING:
    Primary                                        9,951,967        9,960,398        9,954,979       9,932,331
                                                 ===========      ===========      ===========     ===========


See Notes to Consolidated Financial Statements.

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(COLUMNAR AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------
                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                 --------      --------
                                                                                   1997           1996
                                                                               (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $  5,622      $  5,100
  Adjustments to reconcile net income to net cash from operating activities:
      Depreciation                                                                  1,941         2,172
      Amortization of intangibles                                                     783           715
      Extraordinary item                                                             --              37
      Provision for deferred income taxes                                              26          (265)
      Gain on sale of property, plant and equipment                                   (14)          (58)
      Changes in operating assets and liabilities:
        Accounts receivable                                                        (2,693)          574
        Inventories                                                                  (204)          950
        Other current assets                                                         (984)          (59)
        Accounts payable and accrued liabilities                                      606          (429)
        Accrued interest                                                               62            87
        Current taxes on income and other                                            (534)          639
        Other assets                                                                 (550)          276
                                                                                 --------      --------
           Net cash flows from operating activities                                 4,061         9,739
                                                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                             (2,247)       (1,031)
  Proceeds from the sale of property, plant and equipment                              25           111
                                                                                 --------      --------
           Net cash flows from investing activities                                (2,222)         (920)
                                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of debt                                                                    (102)         (621)
  Change in liability for outstanding checks                                          381        (2,586)
  Payments for stock registration costs                                              --            (127)
  Proceeds from exchange of stock options and warrants                                  2          --
  Principal receipts on stockholder notes receivable                                   29          --
                                                                                 --------      --------
          Net cash flows from financing activities                                    310        (3,334)
                                                                                 --------      --------

NET INCREASE IN CASH                                                                2,149         5,485

CASH AND CASH EQUIVALENTS, Beginning of period                                     11,151         2,024
                                                                                 --------      --------

CASH AND CASH EQUIVALENTS, End of period                                         $ 13,300      $  7,509
                                                                                 ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                     $  4,452      $  4,553
                                                                                 ========      ========

    Income taxes                                                                 $  4,330      $  3,065
                                                                                 ========      ========





See Notes to Consolidated Financial Statements.

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997 AND 1996
(UNAUDITED)
--------------------------------------------------------------------------------

A.      MANAGEMENT STATEMENTS

        The consolidated financial statements of DATA DOCUMENTS INCORPORATED include the accounts of its wholly-owned subsidiaries Data Documents, Inc. (DDI), PBF Washington, Inc. (PBF) and Cal Emblem Labels, Inc. (Cal Emblem). The summarized financial information of DDI (see Note E) include the accounts of its wholly-owned subsidiaries PBF and Cal Emblem. All significant intercompany transactions and accounts have been eliminated during consolidation.

        The consolidated financial statements of the Company contained herein should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

        The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations and cash flows for the six months ended June 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997.

        Certain reclassifications have been made to the 1996 financial statements to conform to those classifications used in 1997.

B.      INVENTORIES

        Inventories consisted of (in thousands):

                                                        JUNE 30,      DECEMBER 31,
                                                       ---------------------------
                                                         1997              1996
                                                      (UNAUDITED)
        Finished goods                                 $28,891           $28,739
        Work in process                                  1,181             1,264
        Raw materials                                    7,126             7,032
        Supplies and spare parts                           985               944
                                                       -------           -------
                                                       $38,183           $37,979
                                                       =======           =======


        Substantially all inventories were valued using the LIFO method. If the FIFO method of inventory accounting had been used, inventories would have been lower than reported by $3,786,000 and $3,500,000 at June 30, 1997 and December 31, 1996, respectively. On a FIFO basis, operating income would have been higher (lower) by ($81,000) and $16,000, respectively, for the three months ended June 30, 1997 and June 30, 1996, and ($286,000) and ($1,142,000) for the six months ended June 30, 1997 and June 30, 1996. The FIFO cost of inventories approximates replacement cost.

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

E.      SUMMARIZED FINANCIAL INFORMATION

        Following is the summarized financial information of DDI and its subsidiaries (in thousands):

                                               JUNE 30,         DECEMBER 31,
                                            --------------------------------
                                               1997                 1996
                                            (UNAUDITED)
        Current assets                        $87,597            $81,487
        Noncurrent assets                     $52,556            $52,490
        Current liabilities                   $28,486            $28,042
        Noncurrent liabilities                $68,338            $68,259


                                     THREE MONTHS ENDED                      SIX MONTHS ENDED
                                          JUNE 30,                               JUNE 30,
                                   -----------------------                -----------------------
                                     1997           1996                    1997            1996
                                         (UNAUDITED)                             (UNAUDITED)
        Net sales                  $ 63,811       $ 59,638                $126,394       $124,678
        Gross profit               $ 16,200       $ 16,117                $ 33,056       $ 32,436
        Net income                 $  2,817       $  2,545                $  5,622       $  5,100



        Following is the summarized financial information of PBF and Cal Emblem (wholly-owned subsidiaries of DDI), which are guarantors of the Senior Notes.

                                                 JUNE 30,        DECEMBER 31,
                                            -----------------------------------
                                                  1997                1996
                                               (UNAUDITED)
        Current assets                           $7,155             $6,849
        Noncurrent assets                        $8,889             $8,813
        Current liabilities                      $7,461             $7,474
        Noncurrent liabilities                   $  675             $  883


                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                            JUNE 30,                           JUNE 30,
                                    ----------------------              ----------------------
                                      1997           1996                1997           1996
                                          (UNAUDITED)                        (UNAUDITED)
        Net sales                   $ 8,317        $ 8,038              $16,745        $16,680
        Gross profit                $ 1,607        $ 1,488              $ 3,373        $ 3,248
        Net income                  $   266        $   126              $   603        $   387

F.      RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which established accounting and reporting standards for such transfers. The Company has adopted SFAS No. 125 effective January 1, 1997 as required. The impact on the Company's financial position and results of operations was not material.

        In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is applicable for fiscal years ending after December 15, 1997. The objective of the statement is to simplify the computation of earnings per share and replaces primary and fully diluted earnings per share, as disclosed under certain pronouncements, with basic and diluted earnings per share. Pro forma basis earnings per share for the three months and six months ended June 30, 1997 and 1996 are $0.29, $0.26, $0.57 and $0.51, respectively. Pro forma diluted earnings per share for the three months and six months ended June 30, 1997 and 1996 are $0.28, $0.25, $0.56 and $0.51, respectively.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which established presentation of financial data based on the "management approach". SFAS No. 131 is applicable for fiscal years beginning after December 15, 1997. The Company is currently in the process of reviewing this new presentation requirement.

G.      SUBSEQUENT EVENT

        In July 1997, the Company acquired Moore Labels, Inc. (Moore Labels) of Wichita, Kansas, a privately held supplier of pressure-sensitive labels used in the pharmaceutical, food, plastics and miscellaneous manufacturing industries. This acquisition was not material to the Company.

ITEM 2.

                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1996:

NET SALES

Net sales were $63.8 million for the quarter ended June 30, 1997, an increase of 7.0% from $59.6 million in 1996. Paper price decreases in 1997 over 1996 are estimated to have negatively impacted total sales by approximately 2.7%, most of which related to business forms and supplies. Net sales of business forms, supplies and services decreased 0.5% with an increase of 8.3% in custom forms sales and a decrease of 22.9% in stock forms sales. Pressure-sensitive label sales increased 13.8% and InteliMail(R) sales increased 37.1% due to the addition of new customers.

GROSS PROFIT

Gross profit was $16.2 million for the quarter ended June 30, 1997, an increase of $0.1 million, or 0.5% from $16.1 million in 1996. As a percentage of sales, gross profit was 25.4% compared with 27.0% in 1996. Gross profit margin dollars of business forms, supplies and services decreased 8.4% for the second quarter of 1997 as a result of competitive pressures and lower margins on products purchased from third party vendors. Pressure-sensitive label gross profit margin dollars increased 13.0% in the second quarter of 1997 primarily as a result of higher sales. InteliMail gross profit margin dollars increased 29.1%, primarily as a result of operating levels from increased sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $9.2 million for the quarter ended June 30, 1997, a decrease of $0.1 million over 1996. The decrease in expenses resulted from cost reduction efforts. These expenses decreased as a percentage of sales to 14.4% from 15.6% in 1996, as a result of the increased sales on slightly lower operating expenses.

DEBT EXPENSE

The decrease in debt expense of $0.2 million is due to the combination of lower debt in 1997 and interest income generated from the Company's cash balance.

EXTRAORDINARY EXPENSE

In June 1996, the Company repurchased $500,000 of the Senior Notes at a price of $110. The premium along with the related unamortized debt issuance cost and issuance discount resulted in a charge of $54,000, net of income tax benefit of $34,000.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996:

NET SALES

Net sales were $126.4 million for the six months ended June 30, 1997, an increase of 1.4% from $124.7 million in 1996. Paper price decreases in 1997 over 1996 are estimated to have negatively impacted total sales by approximately 4.4%, most of which related to business forms and supplies. Net sales of business forms, supplies and services decreased 5.8% with an increase of 2.4% in custom forms sales and a decrease of 26.2% in stock forms sales. Pressure-sensitive label sales increased 10.6% and InteliMail sales increased 20.0% due to the addition of new customers and growth from existing customers.

GROSS PROFIT

Gross profit was $33.0 million for the six months ended June 30, 1997, an increase of $0.6 million, or 1.9% from $32.4 million in 1996. As a percentage of sales, gross profit was 26.2% compared with 26.0% in 1996. Gross profit margin dollars of business forms, supplies and services decreased 2.9% for the first six months of 1997 as a result of competitive pressures and lower margins on products purchased from third party vendors. Pressure-sensitive label gross profit margin dollars increased 8.0% in the first six months of 1997 on more sales volume. InteliMail gross profit margin dollars increased 17.7%, primarily as a result of operating levels from increased sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $19.0 million for the six months ended June 30, 1997, an increase of $0.2 million over 1996. These expenses as a percentage of sales were 15.0% from 15.1% in 1996, as a result of increased sales on slightly higher operating expenses.

DEBT EXPENSE

The decrease in debt expense of $0.4 million is due to the combination of lower debt in 1997 and interest income generated from the Company's cash balance.

EXTRAORDINARY EXPENSE

In June 1996, the Company repurchased $500,000 of the Senior Notes at a price of $110. The premium along with the related unamortized debt issuance cost and issuance discount resulted in a charge of $54,000, net of income tax benefit of $34,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies primarily upon operating cash flow and borrowings under its revolving credit facilities to finance capital expenditures, increases in working capital and debt service. At June 30, 1997, working capital was $59.1 million, an increase of $5.7 million from the working capital balance as of December 31, 1996. Operating activities generated cash of approximately $4.1 million during the six months ended June 30, 1997. Cash provided by operations during the first six months of 1997 was the result of increased earnings. The Company had a net cash outflow of approximately $2.2 million from its investing activities during the six months ended June 30, 1997, for capital expenditures. The Company estimates that its capital expenditures for fiscal 1997 will be between $6.0 million and $7.0 million.

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

In January 1997, DDI entered into a new revolving facility (the "Revolving Credit Facility") that provides for borrowing of up to $20 million. The Revolving Credit Facility is secured by the Company's accounts receivable and the proceeds thereof and, subject to the first lien of the holders of the Senior Notes, by the Company's inventory and proceeds thereof. Outstanding indebtedness under the Revolving Credit Facility is limited to 80% of eligible accounts receivable (subject to reduction by the lender under certain circumstances). The facility will expire in July 1999. Under the terms of the Indenture governing the Senior Notes, the Company is permitted to incur additional revolving credit indebtedness in an amount equal to 85% of its accounts receivable, and based upon accounts receivable balances at June 30, 1997, the Company was permitted to incur approximately $20 million of revolving credit indebtedness. As of June 30, 1997, there was no amount outstanding under the Company's Revolving Credit Facility. The facility restricts certain liens, the payment of dividends on, and redemption of, any class of the capital stock of DDI (all of which is currently owned by Data Documents Incorporated), PBF or Cal Emblem and certain other restricted payments, among other things.

In connection with the acquisition of Moore Labels, the aggregate consideration for the transfer of the capital stock of Moore Labels was approximately $13.6 million. The consideration paid was a combination of: (a) $11.6 million on the Closing Date, and (b) $2.0 million in cash deposited in an escrow account to be paid to the Shareholders over three years. The cash portion of the purchase was supplied by excess cash and the use of approximately $5.0 million of the Revolving Credit Facility.

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

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES

        (a) During the quarter ended June 30, 1997, 71,031 shares of common stock were issued as a result of the exercise of 6,287 Warrants.

        (b) During the quarter ended June 30, 1997, 833 shares of common stock were issued as a result of the exercise of stock options.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On May 8, 1997 at the Annual Meeting of Stockholders, all nominees were re-elected to the Board of Directors as follows:


                                                Total Votes For     Total Vote Against
                                                 Each Director         Each Director
                                                 -------------         -------------
Walter J. Kearns                                   7,517,594               5,140
Joseph C. Addison                                  7,517,594               5,140
Thomas W. Blumenthal                               7,517,594               5,140
Robert W. Cruickshank                              7,517,594               5,140


The second item of business conducted at the meeting was, as described in the Proxy Statement dated April 7, 1997, the ratification of the selection of Deloitte & Touche LLP as the independent public accountants of the Company during 1997. The ratification was approved based on the votes set forth below:


          Number of Votes For             Number of Votes Against         Number of Votes Abstained
          -------------------             -----------------------         -------------------------
               7,508,856                           2,873                            11,005



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                Exhibit 11 - Statement Regarding Computation of Per Share
                Earnings

        (b)     Current Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                           DATA DOCUMENTS INCORPORATED


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         DATA DOCUMENTS INCORPORATED



                                         /s/ A. Robert Thomas
                                         ----------------------------------
                                         A. Robert Thomas
                                         Chief Financial Officer





                                         /s/ Walter J. Kearns
                                         ----------------------------------
                                         Walter J. Kearns
                                         President and Chief Executive Officer