Form 10-Q
period 1997-09-30
DATA DOCUMENTS INC
filed 1997-11-13
CIK 26994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997

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

     The number of shares outstanding of the Registrant's Common Stock, as of September 30, 1997 was 9,710,226 (excluding 269,607 treasury shares).

                           DATA DOCUMENTS INCORPORATED
                                      INDEX


                          PART I. FINANCIAL INFORMATION



                                                                                                Page Number
                                                                                                -----------
ITEM 1:      FINANCIAL STATEMENTS:

             CONSOLIDATED BALANCE SHEETS -
               At September 30, 1997 and December 31, 1996                                           3

             CONSOLIDATED STATEMENTS OF OPERATIONS -
               For the Three and Nine Months Ended September 30, 1997 and 1996                       4

             CONSOLIDATED STATEMENTS OF CASH FLOWS -
               For the Nine Months Ended September 30, 1997 and 1996                                 5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                            6 - 8

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                       9 -11



                                              PART II. OTHER INFORMATION


ITEM 2:      CHANGES IN SECURITIES                                                                  12

ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K                                                      12-13

SIGNATURES                                                                                          14

PART I - FINANCIAL INFORMATION
ITEM I. - FINANCIAL STATEMENTS

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
(COLUMNAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                                        --------------------------
                                                                                           1997          1996
                                                                                        ---------      ---------
                                                                                       (UNAUDITED)
ASSETS

CURRENT ASSETS:'
  Cash and cash equivalents                                                             $   1,371      $  11,151
  Accounts receivable, net of allowance of $ 506,000 and $311,000                          36,817         31,459
  Inventories (Note B)                                                                     39,480         37,979
  Other current assets                                                                      1,474            898
                                                                                        ---------      ---------
           Total Current Assets                                                            79,142         81,487

PROPERTY, PLANT AND EQUIPMENT                                                              43,632         37,328
GOODWILL, net of accumulated amortization of $3,039,000 and $2,689,000                     18,437          9,837
DEFERRED FINANCING COSTS AND OTHER ASSETS                                                   5,441          5,325
                                                                                        ---------      ---------
                                                                                        $ 146,652      $ 133,977
                                                                                        =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                              $  20,165      $  18,566
  Accrued compensation                                                                      3,584          3,453
  Accrued interest payable                                                                  2,071          4,072
  Current maturities of long-term obligations                                               3,892            934
  Current and deferred income taxes                                                           243          1,017
                                                                                        ---------      ---------
           Total Current Liabilities                                                       29,955         28,042

POST-RETIREMENT BENEFITS                                                                    1,905          1,881
LONG-TERM OBLIGATIONS, net of current maturities                                           65,578         63,965
DEFERRED INCOME TAXES                                                                       3,040          2,413

COMMITMENTS AND CONTINGENCIES (Note C)


COMMON STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued                 --             --
  Common stock, $0.001 par value; 15,000,000 shares authorized; 9,979,833 and
  9,564,831 shares issued; 9,710,226 and 9,295,224 shares outstanding, respectively            10             10
  Additional paid-in capital                                                               32,024         32,020
  Retained earnings                                                                        14,328          5,881
  Stockholder notes receivable                                                               (188)          (235)
  Treasury stock, 269,607 shares acquired at no cost                                         --             --
                                                                                        ---------      ---------
           Total Common Stockholders' Equity                                               46,174         37,676
                                                                                        ---------      ---------
                                                                                        $ 146,652      $ 133,977
                                                                                        =========      =========

See Notes to Consolidated Financial Statements.

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(COLUMNAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

--------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                --------------------------    --------------------------
                                                    1997           1996           1997          1996
                                                -----------    -----------    -----------    -----------
                                                        (UNAUDITED)                   (UNAUDITED)

NET SALES                                       $    65,687    $    59,794    $   192,081    $   184,472

COST OF GOODS SOLD                                   48,677         43,638        142,015        135,880
                                                -----------    -----------    -----------    -----------
           Gross Profit                              17,010         16,156         50,066         48,592

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          9,927          9,484         28,936         28,286
                                                -----------    -----------    -----------    -----------

           Operating Income                           7,083          6,672         21,130         20,306

DEBT EXPENSE, including amortization of
  $203,000, $206,000, $602,000 and $621,000           2,326          2,416          6,933          7,376
                                                -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                            4,757          4,256         14,197         12,930

INCOME TAX EXPENSE                                    1,932          1,726          5,750          5,246
                                                -----------    -----------    -----------    -----------
INCOME BEFORE EXTRAORDINARY ITEM                      2,825          2,530          8,447          7,684

EXTRAORDINARY ITEM, net of tax (Note D)                --             --             --              (54)
                                                -----------    -----------    -----------    -----------
NET INCOME                                      $     2,825    $     2,530    $     8,447    $     7,630
                                                ===========    ===========    ===========    ===========

EARNINGS PER COMMON SHARE:
  Primary:
    Income before extraordinary item            $      0.28    $      0.25    $      0.85    $      0.77
    Extraordinary item                                 --             --             --             --
                                                -----------    -----------    -----------    -----------
      Net Income                                $      0.28    $      0.25    $      0.85    $      0.77
                                                ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING:
    Primary                                      10,050,942      9,955,759      9,987,460      9,940,141
                                                ===========    ===========    ===========    ===========


See Notes to Consolidated Financial Statements.

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(COLUMNAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                   ---------------------
                                                                                     1997         1996
                                                                                   --------     --------
                                                                                  (UNAUDITED) (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $  8,447     $  7,630
 Adjustments to reconcile net income to net cash flows from operating activities:
      Depreciation                                                                    3,080        3,123
      Amortization of intangibles                                                     1,236        1,091
      Extraordinary item                                                               --             37
      Provision for deferred income taxes                                              (482)        (309)
      Gain on sale of property, plant and equipment                                     (16)         (65)
      Changes in operating assets and liabilities (net of effects from purchase of Moore Labels, Inc.):
        Accounts receivable                                                          (3,954)       2,710
        Inventories                                                                    (787)         994
        Other current assets                                                           (177)        (370)
        Accounts payable and accrued liabilities                                      1,272        1,297
        Accrued interest                                                             (2,001)      (1,884)
        Current taxes on income and other                                              (337)         402
        Other assets                                                                   (283)         380
                                                                                   --------     --------
           Net cash flows from operating activities                                   5,998       15,036
                                                                                   --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (3,819)      (3,222)
  Proceeds from the sale of property, plant and equipment                                28          117
  Investment in Moore Labels, Inc. - net of cash acquired                           (13,972)        --
                                                                                   --------     --------
           Net cash flows from investing activities                                 (17,763)      (3,105)
                                                                                   --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                                  2,790         --
  Payment of debt                                                                      (724)      (1,239)
  Change in liability for outstanding checks                                           (132)      (3,034)
  Payments for stock registration costs                                                --           (142)
  Proceeds from exchange of stock options and warrants                                    4         --
  Principal receipts on stockholder notes receivable                                     47           23
                                                                                   --------     --------
          Net cash flows from financing activities                                    1,985       (4,392)
                                                                                   --------     --------

NET CHANGE IN CASH                                                                   (9,780)       7,539

CASH AND CASH EQUIVALENTS, Beginning of period                                       11,151        2,024
                                                                                   --------     --------

CASH AND CASH EQUIVALENTS, End of period                                           $  1,371     $  9,563
                                                                                   ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                       $  8,719     $  8,822
                                                                                   ========     ========

    Income taxes                                                                   $  6,573     $  4,986
                                                                                   ========     ========


See Notes to Consolidated Financial Statements.

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 AND 1996
(UNAUDITED)
--------------------------------------------------------------------------------

A.      MANAGEMENT STATEMENTS

        The consolidated financial statements of DATA DOCUMENTS INCORPORATED (Data Documents) include the accounts of its wholly-owned subsidiaries Data Documents, Inc. (DDI), PBF Washington, Inc. (PBF), Cal Emblem Labels, Inc. (Cal Emblem) and Moore Labels, Inc. (Moore Labels). The summarized financial information of DDI (see Note E) include the accounts of its wholly-owned subsidiaries PBF, Cal Emblem and Moore Labels. All significant intercompany transactions and accounts have been eliminated during consolidation.

        The consolidated financial statements of the Company contained herein should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

        The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations and cash flows for the nine months ended September 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997.

        Certain reclassifications have been made to the 1996 financial statements to conform to those classifications used in 1997.

B.      INVENTORIES

        Inventories consisted of (in thousands):

                                                                           SEPTEMBER 30,           DECEMBER 31,
                                                                          ----------------------------------------
                                                                                1997                   1996
                                                                            (UNAUDITED)
         Finished goods                                                       $  29,832              $ 28,739
         Work in process                                                          1,397                 1,264
         Raw materials                                                            7,243                 7,032
         Supplies and spare parts                                                 1,008                   944
                                                                              ---------              --------
                                                                              $  39,480              $ 37,979
                                                                              =========              ========

        Substantially all inventories were valued using the LIFO method. If the FIFO method of inventory accounting had been used, inventories would have been lower than reported by $4,676,000 and $3,500,000 at September 30, 1997 and December 31, 1996, respectively. On a FIFO basis, operating income would have been lower by $890,000 and $710,000, respectively, for the three months ended September 30, 1997 and September 30, 1996, and $1,176,000 and $1,852,000 for the nine months ended September 30, 1997 and September 30, 1996. The FIFO cost of inventories approximates replacement cost.

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

E.      SUMMARIZED FINANCIAL INFORMATION

        Following is the summarized financial information of DDI and its subsidiaries (in thousands):

                                                           SEPTEMBER 30,         DECEMBER 31,
                                                          -----------------------------------
                                                               1997                  1996
                                                            (UNAUDITED)

        Current assets                                       $ 79,142             $ 81,487
        Noncurrent assets                                    $ 67,510             $ 52,490
        Current liabilities                                  $ 29,955             $ 28,042
        Noncurrent liabilities                               $ 70,523             $ 68,259


                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                ---------------------------         ---------------------------
                                    1997             1996               1997            1996
                                           (UNAUDITED)                      (UNAUDITED)
        Net sales               $  65,687        $  59,794          $  192,081       $  184,472
        Gross profit            $  17,010        $  16,156          $   50,066       $   48,592
        Net income              $   2,825        $   2,530          $    8,447       $    7,630


        Following is the summarized financial information of PBF and Cal Emblem (wholly-owned subsidiaries of DDI), which are guarantors of the Senior Notes.

                                                           SEPTEMBER 30,        DECEMBER 31,
                                                          ----------------------------------
                                                                1997                1996
                                                            (UNAUDITED)

        Current assets                                      $   6,977           $    6,849
        Noncurrent assets                                   $   9,312           $    8,813
        Current liabilities                                 $   7,523           $    7,474
        Noncurrent liabilities                              $     629           $      883


                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                ---------------------------         -------------------------------
                                    1997             1996               1997                 1996
                                         (UNAUDITED)                           (UNAUDITED)
        Net sales               $   8,069        $   8,489          $   24,814           $   25,169
        Gross profit            $   1,577        $   1,866          $    4,950           $    5,114
        Net income              $     229        $     368          $      832           $      755

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

        In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is applicable for fiscal years ending after December 15, 1997. The objective of the statement is to simplify the computation of earnings per share and replaces primary and fully diluted earnings per share, as disclosed under certain pronouncements, with basic and diluted earnings per share. Pro forma basic earnings per share for the three months and nine months ended September 30, 1997 and 1996 are $0.29, $0.26, $0.85 and $0.77, respectively. Pro forma diluted earnings per share for the three months and nine months ended September 30, 1997 and 1996 are $0.28, $0.25, $0.85 and $0.77, respectively.

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

G.      ACQUISITION

        In July 1997, the Company acquired Moore Labels, Inc. (Moore Labels) of Wichita, Kansas, a privately held supplier of pressure-sensitive labels used in the pharmaceutical, food, plastics and miscellaneous manufacturing industries. The aggregate consideration for the transfer of the capital stock of Moore Labels was approximately $14.4 million paid in cash. The consideration paid was supplied by excess cash and the use of approximately $5.0 million of the Revolving Credit Facility. This acquisition was not material to the Company.

H.      MERGER AGREEMENT

        In September 1997, the Company entered a Merger Agreement with Corporate Express, Inc. (Corporate Express), a multi-national corporation headquartered in Broomfield, Colorado. Corporate Express is a publicly traded company traded on the Nasdaq National Market (Nasdaq) and is a provider of non-production goods and services to large corporations. The exchange ratio for the merger has been fixed so that each outstanding share of Data Documents' common stock will be converted into 1.1 shares of Corporate Express common stock. The merger has been approved by the respective Boards of Directors of the companies and is subject to Data Documents stockholders' approval. Data Documents would become a wholly owned subsidiary of Corporate Express upon completion of the merger.

I.      SUBSEQUENT EVENT

        A special meeting of stockholders of Data Documents will be held on November 25, 1997 at 10:00 a.m., at which time the stockholders will be asked to approve and accept the Merger Agreement discussed in Note H.

        ITEM 2.

                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:

NET SALES

Net sales were $65.7 million for the quarter ended September 30, 1997, an increase of 9.9% from $59.8 million in 1996. Net sales of business forms, supplies and services increased 4.0% with an increase of 10.3% in custom forms sales and a decrease of 14.4% in stock forms sales. Pressure-sensitive label sales increased 15.7%, partially due to the Moore Labels acquisition and InteliMail(R) sales increased 31.4% due to the addition of new customers and growth from existing customers.

GROSS PROFIT

Gross profit was $17.0 million for the quarter ended September 30, 1997, an increase of $0.8 million, or 5.0% from $16.2 million in 1996. As a percentage of sales, gross profit was 25.9% compared with 27.0% in 1996. Gross profit margin dollars of business forms, supplies and services increased 0.5% for the third quarter of 1997, primarily as a result of higher sales. Pressure-sensitive label gross profit margin dollars increased 3.9% in the third quarter of 1997, primarily as a result of higher sales. InteliMail gross profit margin dollars increased 10.2%, primarily as a result of increased sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $9.9 million for the quarter ended September 30, 1997, an increase of $0.4 million over 1996. The increase in expenses resulted from the increased sales activity. These expenses decreased as a percentage of sales to 15.1% compared to 15.9% in 1996, as a result of the increased sales on slightly higher operating expenses.

DEBT EXPENSE

The decrease in debt expense of $0.1 million is due to the combination of lower debt in 1997 and interest income generated from the Company's cash balance, prior to the Moore Labels acquisition.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:

NET SALES

Net sales were $192.1 million for the nine months ended September 30, 1997, an increase of 4.1% from $184.5 million in 1996. Paper price decreases in 1997 over 1996 are estimated to have negatively impacted total sales by approximately 3.6%, most of which related to business forms and supplies. Net sales of business forms, supplies and services decreased 2.6% with an increase of 4.5% in custom forms sales and a decrease of 22.6% in stock forms sales. Pressure-sensitive label sales increased 12.4% partially due to the Moore Labels acquisition and InteliMail sales increased 20.0% due to the addition of new customers and growth from existing customers.

GROSS PROFIT

Gross profit was $50.1 million for the nine months ended September 30, 1997, an increase of $1.5 million, or 3.1% from $48.6 million in 1996. As a percentage of sales, gross profit was 26.1% compared with 26.3% in 1996. Gross profit margin dollars of business forms, supplies and services was maintained at the same dollar level for the first nine months of 1997. Pressure-sensitive label gross profit increased 6.6% in the first nine months of 1997 on more sales volume. InteliMail gross profit margin dollars increased 15.4%, primarily as a result of increased sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $28.9 million for the nine months ended September 30, 1997, an increase of $0.6 million over 1996. These expenses as a percentage of sales were 15.1% compared to 15.3% in 1996, as a result of slightly higher operating expenses on increased sales.

DEBT EXPENSE

The decrease in debt expense of $0.4 million is due to the combination of lower debt in 1997 and interest income generated from the Company's cash balance prior to the Moore Labels acquisition purchase.

EXTRAORDINARY EXPENSE

In June 1996, the Company repurchased $500,000 of the Senior Notes at a price of $110. The premium along with the related unamortized debt issuance cost and issuance discount resulted in a charge of $54,000, net of income tax benefit of $34,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies primarily upon operating cash flow and borrowings under its revolving credit facilities to finance capital expenditures, increases in working capital and debt service. At September 30, 1997, working capital was $49.2 million, a decrease of $4.2 million from the working capital balance as of December 31, 1996. Operating activities generated cash of approximately $6.0 million during the nine months ended September 30, 1997. The Company had a net cash outflow of approximately $17.8 million from its investing activities during the nine months ended September 30, 1997, primarily as a result of the acquisition of Moore Labels and capital expenditures. The Company estimates that its capital expenditures for fiscal 1997 will be between $6.0 million and $7.0 million.

In connection with the 1995 acquisition of Cal Emblem, the Company issued two five-year term promissory notes in the aggregate principal amount of $2.2 million which accrue interest at the rate of 10% per annum. Principal and interest payments are due in approximately equal installments over five years.

The tax-exempt industrial revenue bonds in the principal amount of $170 thousand bear an annual interest rate of 10.125% and were paid on October 1, 1997. Monthly sinking fund payments are required.

In January 1997, DDI entered into a new revolving facility (the "Revolving Credit Facility") that provides for borrowing of up to $20 million. The Revolving Credit Facility is secured by the Company's accounts receivable and the proceeds thereof and, subject to the first lien of the holders of the Senior Notes, by the Company's inventory and proceeds thereof. Outstanding indebtedness under the Revolving Credit Facility is limited to 80% of eligible accounts receivable (subject to reduction by the lender under certain circumstances). The facility will expire in July 1999. Under the terms of the Indenture governing the Senior Notes, the Company is permitted to incur additional revolving credit indebtedness in an amount equal to 85% of its accounts receivable, and based upon accounts receivable balances at September 30, 1997, the Company was permitted to incur approximately $20 million of revolving credit indebtedness. As of September 30, 1997, there was $2.8 million outstanding under the Company's Revolving Credit Facility. The Facility restricts certain liens, the payment of dividends on, and redemption of, any class of the capital stock of DDI (all of which is currently owned by Data Documents Incorporated), PBF or Cal Emblem and certain other restricted payments, among other things.

In connection with the acquisition of Moore Labels, the aggregate consideration for the transfer of the capital stock of Moore Labels was approximately $14.4 million paid in cash. The consideration paid was supplied by excess cash and the use of approximately $5.0 million of the Revolving Credit Facility.

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

PART II.  OTHER INFORMATION

Item 2. CHANGES IN SECURITIES

         (a) During the quarter ended September 30, 1997, 71,031 shares of common stock were issued as a result of the exercise of 2,000 Warrants.

         (b) During the quarter ended September 30, 1997, 98 shares of common stock were issued as a result of the exercise of stock options.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 11 - Statement Regarding Computation of Per Share
                            Earnings

          (b)  Current Reports on Form 8-K

                  In connection with the acquisition of Moore Labels, a Form 8-K dated August 14, 1997 was filed during the quarter ended September 30, 1997.

                  In connection with the merger transaction of Corporate Express, a Form 8-K dated September 10, 1997 was filed during the quarter ended September 30, 1997.

                                                                      EXHIBIT 11

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

COMPUTATION OF EARNINGS PER SHARE
(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                      --------------------------    --------------------------
                                                          1997           1996          1997            1996
                                                      -----------    -----------    -----------    -----------
PRIMARY EARNINGS PER SHARE:
  Common stock outstanding                              9,710,226      9,230,261      9,710,226      9,230,261
  Common stock equivalents:
    Common stock warrants, if dilutive                    174,902        653,603        174,902        653,603
    Common stock options - incremental shares             165,814         71,895        102,332         56,277
                                                      -----------    -----------    -----------    -----------
  Weighted average shares outstanding                  10,050,942      9,955,759      9,987,460      9,940,141
                                                      ===========    ===========    ===========    ===========

  Net income, as adjusted:
     Before extraordinary item                        $     2,825    $     2,530    $     8,447    $     7,684
     Extraordinary item available for common stock            -              -              -              (54)
                                                      -----------    -----------    -----------    -----------
         Net income available for common stock        $     2,825    $     2,530    $     8,447    $     7,630
                                                      ===========    ===========    ===========    ===========

  Primary earnings per share
     Before extraordinary item                        $      0.28    $      0.25    $      0.85    $      0.77
     Extraordinary item available for common stock
                                                              -              -              -              -
                                                      -----------    -----------    -----------    -----------
         Net income available for common stock        $      0.28    $      0.25    $      0.85    $      0.77
                                                      ===========    ===========    ===========    ===========

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      DATA DOCUMENTS INCORPORATED




Date:  November 12, 1997              By:
                                         ---------------------------------
                                          A. Robert Thomas,
                                          Chief Financial Officer


Date:  November  12, 1997             By:
                                         ---------------------------------
                                          Walter J. Kearns,
                                          President and Chief Executive Officer

                                                                      EXHIBIT 11

DATA DOCUMENTS INCORPORATED AND SUBSIDIARIES

COMPUTATION OF EARNINGS PER SHARE
(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                          1997            1996            1997           1996
                                                      -----------     -----------     -----------     -----------
PRIMARY EARNINGS PER SHARE:
  Common stock outstanding                              8,880,212       8,880,212       8,880,212       8,880,212
  Common stock equivalents:
    Common stock warrants, if dilutive                  1,080,163       1,080,163        1,080,16        1,080,16
    Common stock options - incremental shares                --              --            60,195          60,195
  Weighted average shares outstanding                   9,960,375       9,960,375       9,944,059       9,944,059
                                                      ===========     ===========     ===========     ===========

  Net income, as adjusted:
     Before extraordinary item                        $     2,599     $     2,599     $     5,154     $     5,154
     Extraordinary item available for common stock            (54)            (54)            (54)            (54)
                                                      -----------     -----------     -----------     -----------
         Net income available for common stock              2,545           2,545           5,100           5,100
                                                      ===========     ===========     ===========     ===========

  Primary earnings per share
     Before extraordinary item                        $      0.26     $      0.26     $      0.52     $      0.52
     Extraordinary item available for common stock    $     (0.01)    $     (0.01)    $     (0.01)    $     (0.01)
                                                      -----------     -----------     -----------     -----------
         Net income available for common stock        $      0.25     $      0.25     $      0.51     $      0.51
                                                      ===========     ===========     ===========     ===========

FULLY DILUTED EARNINGS PER SHARE:
  Weighted average shares outstanding                   9,960,375       9,960,375       9,983,864       9,983,864
  Common stock options - incremental shares                87,345          87,345          87,418          87,418
                                                      -----------     -----------     -----------     -----------

  Weighted average shares outstanding on fully
diluted                                                 9,971,209       9,971,209       9,971,282       9,971,282
                                                      ===========     ===========     ===========     ===========
     earnings per share

  Net income, as adjusted:
     Before extraordinary item                        $     2,599     $     2,599     $     5,154     $     5,154
     Extraordinary item available for common stock            (54)            (54)            (54)            (54)
                                                      -----------     -----------     -----------     -----------
         Net income available for common stock              2,545           2,545           5,100           5,100
                                                      ===========     ===========     ===========     ===========

  Fully diluted earnings per share
     Before extraordinary item                        $      0.26     $      0.26     $      0.52     $      0.52
     Extraordinary item available for common stock    $     (0.01)    $     (0.01)    $     (0.01)    $     (0.01)
                                                      -----------     -----------     -----------     -----------
         Net income available for common stock        $      0.25     $      0.25     $      0.51     $      0.51
                                                      ===========     ===========     ===========     ===========


NET INCOME AS ADJUSTED PRIMARY EARNINGS PER SHARE:
  Net income before extraordinary item                $     2,599     $     2,599     $     5,154     $     5,154
  Add:  amortization of original issue discount of
    exchangeable warrants                                    --              --              --              --
                                                      -----------     -----------     -----------     -----------

         Net income before extraordinary item as      $     2,599     $     2,599     $     5,154     $     5,154
                                                      ===========     ===========     ===========     ===========
adjusted

FULLY DILUTED EARNINGS PER SHARE:
  Net income                                          $     2,599     $     2,599     $     5,154     $     5,154
  Add:  amortization of original issue discount
of                                                           --              --              --              --
                                                      -----------     -----------     -----------     -----------
    exchangeable warrants

         Net income before extraordinary item as
           adjusted                                   $     2,599     $     2,599     $     5,154     $     5,154
                                                      ===========     ===========     ===========     ===========

ITEM 2.

                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:

NET SALES

Net sales were $124.7 million for the nine months ended September 30, 1996, an increase of 9.1% from $114.2 million in 1995. Paper price decreases in 1996 over 1995 are estimated to have impacted total sales by approximately 1.3%, most of which related to business forms and supplies. Net sales of business forms, supplies and services increased 1.5% with increases of 2.2% in custom forms sales and 1.7% in stock forms sales. The increases include 2.6 million of increased sales to Odyssey Integrated ServicesSM customers. Pressure sensitive labels sales increased 26.1% and include revenues from Cal Emblem acquired in August of 1995. The pressure sensitive labels market was soft throughout the nine months of 1996, partly due to the weaknesses in the retail economy. InteliMail sales increased 15.2% due to the addition of new customers and growth from existing customers.

GROSS PROFIT

Gross profit was $32.4 million for the nine months ended September 30, 1996, an increase of $5.8 million, or 21.8% from $26.6 million in 1995. Gross profits in 1996 were favorably impacted by approximately $1.9 million in reduced depreciation expense from fully depreciated assets. As a percentage of sales, gross profit was 26.0% compared with 23.3% in 1995. Gross profit margins of business forms, supplies and services increased 4.1% for the nine months of 1996. Pressure sensitive labels gross profit margins decreased 1.8% in the nine months of 1996 primarily as a result of sales mix. InteliMail gross profit margins increased 2.7%, primarily as a result of operating levels from increased sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $18.8 million for the nine months ended September 30, 1996, an increase of $1.6 million over 1995. The increase in expenses resulted from inclusion of the expenses of Cal Emblem These expenses as a percentage of sales were 15.1% and remained unchanged from 1995 despite the impact of lower paper prices on total sales during the second quarter of 1996.

DEBT EXPENSE

The decrease in debt expense of $1.9 million is primarily attributable to repayment of $24.0 million of the 13.5% Senior Secured Notes, as well as the related reduction in amortization of debt issuance costs and accretion of discount.

EXTRAORDINARY EXPENSE

In June 1996, the Company repurchased $500,000 of the 13.5% Senior Secured Notes at a price of 110. The premium along with the related unamortized issuance cost and issuance discount resulted in a charge of $54,000, net of income tax benefit of $34,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies primarily upon operating cash flow and borrowings under its revolving credit facilities to finance capital expenditures, increases in working capital and debt service. At September 30, 1996, working capital was $49.4 million, an increase of $6.3 million from the working capital balance as of December 31, 1995. Operating activities generated cash of approximately $9.7 million during the quarter nine months ended September 30, 1996. Cash provided by operations during the nine months was primarily the result of increased earnings. The Company had a net cash outflow of approximately $0.9 million from its investing activities during the nine months ended September 30, 1996, for capital expenditures. The Company estimates that its capital expenditures for fiscal 1996 will be approximately $6.0 million.

In connection with the acquisition of Cal Emblem Labels, Inc., the Company issued two five-year term promissory notes in the aggregate principle amount of $2.2 million which accrue interest at the rate of 10% per annum. Principal and interest payments will be due in approximately equal installments over five years.

The tax-exempt industrial revenue bonds in the principal amount $570 thousand bear an annual interest rate of 10.125% and are due on October 1, 1996 ($400 thousand) and on October 1, 1997 ($170 thousand). Monthly sinking fund payments are required.

The Company has a revolving credit facility (the "Revolving Credit Facility"), that provides for borrowing of up to $20 million. The Revolving Credit Facility is secured by the Company's accounts receivable and the proceeds thereof and, subject to the first lien of the Senior Secured Noteholders, by the Company's inventory and proceeds thereof. Outstanding indebtedness under the Revolving Credit Facility is limited to 80% of eligible accounts receivable (subject to reduction by the lender under certain circumstances). The facility will expire in February 1997, subject to automatic annual renewal unless terminated by either party. The Company is obligated to pay certain termination fees in the event the facility is terminated prior to February 1997. Under the terms of the Indenture governing the Senior Secured Notes, the Company is permitted to incur additional revolving credit indebtedness in an amount equal to 85% of its accounts receivable, and based upon accounts receivable balances at September 30, 1996, the Company was permitted to incur approximately $26.1 million of revolving credit indebtedness. As of September 30, 1996, there was no amount outstanding under the Revolving Credit Facility. The facility restricts certain liens and prohibits the payment of dividends on, and redemption of, any class of the capital stock of DDI (all of which is currently owned by the Company), PBF or Cal Emblem Labels, Inc. and certain other restricted payments, among other things.

The Company intends to satisfy its obligations under the Senior Secured Notes, the promissory notes issued in connection with the Cal Emblem acquisition and the industrial revenue bonds, as well as future capital expenditures and working capital requirements, with cash flow from operations, and believes that this source will provide sufficient liquidity to enable it to meet its working capital requirements for at least the next 12 months.

                           DATA DOCUMENTS INCORPORATED


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      DATA DOCUMENTS INCORPORATED



                                      /s/ A. Robert Thomas
Date:  November 12, 1997                 ---------------------------------
                                      A. Robert Thomas
                                      Chief Financial Officer





                                      /s/ Walter J. Kearns
Date:  November 12, 1997                 ---------------------------------
                                      Walter J. Kearns
                                      President and Chief Executive Officer