Form 10-Q/A
period 1997-09-30
DATA DOCUMENTS INC
filed 1997-11-13
CIK 26994

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




                                      DATA DOCUMENTS INCORPORATED



                                      /s/ A. Robert Thomas
Date:  November 13, 1997                 ---------------------------------
                                      A. Robert Thomas
                                      Chief Financial Officer





                                      /s/ Walter J. Kearns
Date:  November 13, 1997                 ---------------------------------
                                      Walter J. Kearns
                                      President and Chief Executive Officer